Form 10-Q
period 2015-09-30
Capital Art, Inc.
filed 2015-11-16
CIK 1527844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ to ____________.

Commission File Number: 000-1527844

CAPITAL ART, INC.

(Exact name of registrant as specified in its charter)

Delaware		27-0746744
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

6445 South Tenaya Way, B-130 Las Vegas, Nevada	89113	702-722-6113
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_]Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [_]Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_]  Yes [X]  No

As of November 13, 2015, the registrant had outstanding 325,341,224 shares of common stock, 0.0001 par value.

CAPITAL ART, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. The words “expect,” “believe,” “plan,” “intend,” “estimate,” “anticipate,” “propose,” “seek” and similar words and variations thereof, when used, are intended to specifically identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties, including but not limited to those set forth in our Form 10, as amended, filed with the SEC pursuant to Rule 12(b) under the Securities Act of 1934. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

The terms the “Company”, “we,” “us,” “our” “Capital Art” or “CAPA”, and derivatives thereof, as used herein refer to Capital Art, Inc., a Delaware corporation.

Part I

Financial Information

Item 1. Financial Statements

CAPITAL ART, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2015 and December 31, 2014

(UNAUDITED)

	9/30/2015	12/31/2014
ASSETS
Current Assets:
Cash	$111,331	$340,523
Accounts receivable	89,044	13,691
Inventory	89,227	59,034
Stock subscription receivable	–	300,000
Due from related parties	91,000	93,316
Prepaid expenses and other	50,295	9,613
Total current assets	430,897	816,177

Archival images, and property and equipment, net	3,142,094	3,341,552

Intangible assets	424,125	–
Security deposits	8,581	6,356
TOTAL ASSETS	$4,005,697	$4,164,085
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$224,139	$108,694
Accrued liabilities	359,784	650,031
Note payable	150,000	–
Payable to Globe Photo, Inc.	120,000	–
Due to related parties	49,644	64,274
Short-term notes payable to related parties	254,613	41,000
Total current liabilities	1,158,180	863,999

Payable to Globe Photo, Inc., less short-term portion	40,000	–
Related party notes payable	38,600	100,000
Embedded derivative	75,000	–
Total liabilities	1,311,780	963,999

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding at September 30, 2015 and December 31, 2014	–	–
Common stock, $0.0001 par value; 450,000,000 shares authorized; 325,341,224 and 311,973,283 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	32,534	31,197
Additional paid-in capital	4,051,874	3,239,961
Common stock subscribed	–	300,000
Retained deficit	(1,390,491)	(371,072)
Total Shareholders’ equity	2,693,917	3,200,086
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,005,697	$4,164,085

The accompanying notes are an integral part of the condensed consolidated financial statements.

CAPITAL ART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$198,043	$36,529	$574,325	$199,697

Cost of revenues	83,375	51,510	199,651	132,580

Gross profit	114,668	(14,981)	374,674	67,117

Operating expenses:
Product development, sales and marketing	121,471	10,945	471,677	26,407
General and administrative	202,885	14,367	615,128	95,127
Depreciation and amortization expense	105,971	20,169	293,577	55,574
Total operating expenses	430,327	45,481	1,380,382	177,108

Loss from operations	(315,659)	(60,462)	(1,005,708)	(109,991)

Other income (expense):
Interest and other income	1	–	661	–
Interest expense	(7,672)	(3,648)	(14,372)	(6,320)
Total other income (expense)	(7,671)	(3,648)	(13,711)	(6,320)

Net loss before income taxes	(323,330)	(64,110)	(1,019,419)	(116,311)

Income taxes	–	–	–	–

Net loss	$(323,330)	$(64,110)	$(1,019,419)	$(116,311)

Basic and diluted loss per common share	$–	$–	$–	$–

Weighted average basic and diluted shares outstanding	325,015,137	256,400,226	320,754,226	256,400,226

The accompanying notes are an integral part of the condensed consolidated financial statements

CAPITAL ART, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

September 30, 2015 and September 30, 2014

(UNAUDITED)

			Additional	Common	Retained	Total
	Common Stock		Paid-in	Stock	Earnings	Shareholders’
	Shares	Amount	Capital	Subscribed	(Deficit)	Equity

BALANCE DECEMBER 31, 2013	256,400,226	$25,640	$466,865	$–	$9,255	$501,760

Net loss	–	–	–	–	(116,311)	(116,311)

BALANCE SEPTEMBER 30, 2014	256,400,226	$25,640	$466,865	$–	$(107,056)	$385,449

BALANCE DECEMBER 31, 2014	311,973,283	$31,197	$3,239,961	$300,000	$(371,072)	$3,200,086

Common shares issued for services	2,470,000	247	165,753	–	–	166,000

Common shares issued to related party for finder's fee	200,000	20	9,980	–	–	10,000

Common shares issued for settlement of accrued liabilities	2,525,000	253	125,997	–	–	126,250

Common shares issued for cash	7,820,000	782	390,218	(300,000)	–	91,000

Common shares issued in connection with Globe Photo, Inc. Asset Purchase Agreement	352,941	35	119,965	–	–	120,000

Net loss	–	–	–	–	(1,019,419)	(1,019,419)

BALANCE SEPTEMBER 30, 2015	325,341,224	$32,534	$4,051,874	$–	$(1,390,491)	$2,693,917

The accompanying notes are an integral part of the condensed consolidated financial statements

CAPITAL ART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,019,419)	$(116,311)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	293,577	55,574
Amortization of loan fees	1,575	–
Stock-based and other compensation to non-employees	176,000	–
Loss on sale of property included in cost of sales	2,942	–
Changes in assets and liabilities, net of reverse merger:
Accounts receivable	(75,353)	1,909
Inventory	(20,193)	11,998
Prepaid expenses and other	(34,258)	(1,602)
Accounts payable	115,445	12,771
Accrued liabilities	(163,997)	25,956
Net cash used in operating activities	(723,681)	(9,705)

Cash flows from investing activities:
Purchase of archival images, property and equipment	(86,185)	(75,261)
Cash paid to Globe Photo, Inc. for assets acquired	(90,000)	–
Security deposits	(2,225)	–
Loan fees	(8,000)	–
Net cash used in investing activities	(186,410)	(75,261)

Cash flows from financing activities:
Short-term advance to related party	(84)	(27,990)
Repayment or short-term advances to related parties	(14,630)	–
Proceeds from advances from related parties	–	51,037
Proceeds from sale of common stock and settlement of stock subscription receivable	391,000	–
Proceeds from short-term note payable	150,000	–
Proceeds from notes payable to related parties, net	154,613	41,000
Net cash provided by financing activities	680,899	64,047

Net decrease in cash	(229,192)	(20,919)

Cash at beginning of year	340,523	20,919

Cash at end of period	$111,331	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,248	$4,249

NONCASH INVESTING & FINANCING ACTIVITIES:
Common shares issued for settlement of accrued liabilities	$126,250	$–
Common stock and payable for Globe intangible assets acquired	$160,000	$–
Fair value of embedded derivative issued for Globe assets	$75,000	$–
Due from related party offset against note payable to related party	$2,400	$–

The accompanying notes are an integral part of the condensed consolidated financial statements

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the condensed consolidated financial statements for the three and nine months ended September 30, 2015 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10, as amended, filed with the SEC pursuant to Rule 12(b) under the Securities Act of 1934.

The condensed consolidated balance sheet as of December 31, 2014, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2015.

The accompanying condensed consolidated financial statements represent the results of operations, financial position and cash flows of Capital Art, Inc. (formerly Movie Star News, LLC), and its 100% owned subsidiary Capital Art, LLC for the three and nine months ended September 30, 2015. All inter-company balances and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reverse Merger

On October 8, 2014, Capital Art, Inc. (“CAPA”) a Delaware Corporation and Capital Art, LLC, a California Limited Liability Company and wholly owned subsidiary of Capital Art, Inc. (collectively “CAPA” or “pre-merger CAPA”), CAPA entered into an Asset Purchase Agreement with Movie Star News, LLC. (“MSN”), a Nevada Limited Liability Company. The Agreement was effectively a contract to merge the three companies to combine assets of rare images. Refer to the consolidated financial statements and accompanying notes as of December 31, 2014.

The following unaudited pro forma information is presented to reflect the operations of the Company as if the reverse merger had been completed on January 1, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2015	2014	2015	2014
Supplement pro forma combined results of operations:

Net sales	$198,043	$142,093	$574,325	$389,018
Net loss	(347,429)	(598,504)	(1,068,363)	(1,062,089)
Basic and diluted loss per common share	$–	$–	$–	$–

Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the condensed consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2015 the Company had $111,331 cash on hand. At September 30, 2015 the Company has a retained deficit of $1,390,491. For the nine months ended September 30, 2015 the Company had a net loss of $1,019,419 and cash used in operations of $723,681. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Over the next twelve months the Company intends to invest its working capital resources in sales and marketing in order to increase the distribution and demand for its products. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations.

Inventory

The Company’s inventory is comprised of rare photos of movie stars and other famous people. Direct labor and raw material costs associated with the process of making the photos available for sale are also included in inventory at cost. These costs are expensed to cost of sales pro-ratably as sold.

Intangible Assets

Intangible assets, consisting of content provider and photographic agreements, and copyrights, are accounted for in accordance with ASC 350 Intangibles - Goodwill and Other. Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of ten years.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when future undiscounted cash flows resulting the use of the asset and its eventual disposition are less than the asset’s carrying amount. In such situations, the asset is written down to the present value of the estimated future cash flows. Factors that are considered when evaluating long-lived assets for impairment include a current expectation that it is more likely than not that the long-lived asset will be sold significantly before the end of its useful life, a significant decrease in the market price of the long-lived asset, and a change in the extent of manner in which the long-lived asset is being used. Based on management’s assessment there were no impairments at September 30, 2015 and December 31, 2014.

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with the provisions of ASC 815 - Derivatives Hedging: Embedded Derivatives. ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms in agreements are reviewed to determine whether or not they contain embedded derivatives that are required under ASC 815 to be accounted for and separated from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with the corresponding changes in fair value recorded in current period operating results.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 – Revenues from Contracts with Customers, which introduces a new five-step framework for revenue recognition. The core principle of the standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled for those goods or services. The ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The standard is effective for annual reporting periods after December 15, 2016. Management does not believe the adoption of ASU 2014-09 will have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU No. 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory. ASU No. 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016. ASU No. 2015-11 is required to be applied prospectively and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements–Going Concern, (Subtopic 204-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to evaluate each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Management does not believe the adoption of ASU-2014-15 will have a material effect on the consolidated financial statements.

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	GLOBE PHOTO ASSET PURCHASE AGREEMENT

On July 22, 2015, the Company entered into an Asset Purchase Agreement with Globe Photos, Inc. (“Globe”), a New York corporation, for purchase of substantially all of the assets, which principally comprises of photographer contracts granting the Company the right to exploit copyrights, digital and tangible photographs, and related copyrights and trademarks, of Globe Photo for total purchase price of $400,000 payable in $250,000 cash and $150,000 common stock of the Company.

Per the agreement, $180,000 in cash shall be held in reserve by the Company against Globe’s full performance and compliance with all terms of the agreement. This amount is to be released to Globe at the rate of $10,000 per month beginning August 22, 2015. As of September 30, 2015, the total reserve payable to Globe Photos, Inc. is $160,000.

The Common stock is to be transferred to Globe sixty (60) days after closing subject to satisfaction of successful termination of certain subagent agreements by Globe. The seller retained these certain subagent agreements, but was not able to successfully terminate these agreements. As such, the amount payable in common stock of the Company was reduced by $30,000, thereby reducing the total purchase price of the assets acquired from $400,000 to $370,000. Under the terms of the Agreement the Company issued 352,941 shares of its common stock based on the closing price of the Company’s common shares as traded on the OTC market on the measurement date July 22, 2015 of $0.34 per share for total of $120,000.

As a form of liquidity protection, Globe shall have limited put options in connection with the common stock beginning eighteen (18) months after the closing date, whereas the Company shall have up to fifteen (15) successive monthly options, with no less than thirty (30) days notice for each, which requires the Company to repurchase from Globe up to 1/15th of the shares of common stock in Globe’s possession that were granted in connection with the agreement, at a price per share equity to the market price per share ($0.34) on the effective date of the original share transfer to Globe. The exercise of any put option is not conditioned upon exercise of any prior put option.

In accordance with ASC 815 – Derivatives and Hedging: Embedded Derivatives, the Company determined the put options are an embedded derivative subject to bifurcation. The put options are a hybrid instrument that are not legally detachable or a mandatorily redeemable financial instrument. If exercised by Globe Photos, the put options embody an unconditional obligation by the Company to buy back its shares for cash at $0.34 per share, the market value on the original transfer date of August 22, 2015, effective January 22, 2017, for up to fifteen months. Using the Black-Scholes Valuation Model, the Company determined the fair value of the embedded derivative on August 22, 2015, the date of transfer of the common stock to Globe, to be $75,000. The Company’s stock price on August 22, 2015 was $0.34, risk-free discount rate of 1.01% and volatility of 100% was used to obtain fair value. As of September 30, 2015 the Company determined no change in fair value of the embedded derivatives based on the Company’s stock price of $0.34, risk-free discount rate of .91% and volatility of 100%.

The Company evaluated the Asset Purchase Agreement in accordance with ASC 805 – Business Combinations which notes the threshold requirements of a business combination that includes the expanded definition of a “business” and defines elements that are to be present to be determined whether an acquisition of a business occurred. No “activities” of Globe were acquired. Instead, the Company obtained control of a set of inputs (the acquired assets). Thus the Company determined agreement is an acquisition of assets, not an acquisition of a business in accordance with ASC 805.

Management determined the total purchase price of the assets acquired from Globe for net purchase price of $370,000 and $75,000 related to the embedded derivative, for total of $445,000 approximates fair value, based on the inputs acquired, using level 3 inputs on a nonrecurring basis. Level 3 measurements require significant unobservable inputs in determining fair value. Valuation of content provider and photographic agreements is highly subjective where values range from hundreds of thousands of dollars to priceless depending on the market for the media content. Management conducted its fair value of the Globe assets acquired based on its own analysis and experience in the industry, and consideration of other similar asset acquisition by the Company, most notably the Frank Worth and Movie Star News collections, with consideration to the price for the acquired assets obtained through a potential buyer and seller operating through an arm's length transaction. Management is responsible for the Company’s valuation policies and procedures, and process for evaluating changes in fair value measurements from period to period. Management’s allocation of fair value in connection with the Globe APA is assigned as follows:

Inventory	$10,000
Intangible assets – content provider and photographic agreements	400,000
Copyrights	35,000
Total fair value of purchased assets	$445,000

In accordance with ASC 350 – Intangibles – Goodwill and Other, the Company determined the content provider and photographic agreements and copyrights acquired from Globe have finite useful lives with estimated useful life of 10 years. See Note 7 of the Condensed Notes to the Consolidated Financial Statements.

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures fair value in accordance with Accounting Standards Codification (“ASC”) 820 – Fair Value Measurements. ASC 820 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurements. ASC 820 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820 are:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2015 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at September 30, 2015 and December 31, 2014. The fair value of the assets acquired from Globe were determined on a nonrecurring basis under level 3 inputs. See Note 2 of the Condensed Notes to the Consolidated Financial Statements.

The Company’s derivative liability measured at fair value on a recurring basis was determined using the following inputs:

Fair Value Measurements at September 30, 2015
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Embedded derivative liability	$75,000	$–	$–	$75,000

As of September 30, 2015, the Company’s stock price was $0.34, risk-free discount rate of 1.01% and volatility of 100% was used to obtain fair value of $75,000, resulting in no change in fair value of the embedded derivative for the three and nine months ended September 30, 2015.

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Embedded Derivative Liability
	September 30,	December 31,
	2015	2014

Balance beginning of period	$–	$–
Embedded derivative in connection with put options	75,000	–
Total unrealized income (loss) included in earnings	–	–
Balance end of period	$75,000	$–

4.	Basic and Diluted Income and Loss per Share

The Company computes income and loss per share in accordance with ASC 260 - Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the condensed consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

The Company is required to reserve and keep available of its authorized, but unissued shares of common stock an amount sufficient to effect shares due in connection with the Stock Purchase Agreement and Stock-Based Compensation to Non-Employees. As of September 30, 2015, shares reserved for future issuance comprised of the following:

Shares
Reserved
Shares to be issued to consultants	590,000
Shares to be issued to Frank Worth Estate	200,000
790,000

These shares were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

5.	ARCHIVAL IMAGES, AND PROPERTY AND EQUIPMENT

Archival images, and property and equipment as of September 30, 2015 and December 31, 2014 comprise of the following:

	September 30,	December 31,	Estimated
	2015	2014	Useful Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	721,100	676,215	10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	50,724	40,204	3 – 5 years
Furniture and fixtures	83,666	56,416	7 years
	3,637,936	3,555,281
Less accumulated deprecation	(495,842)	(213,729)
Total archival images, property and equipment, net	$3,142,094	$3,341,552

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	FRANK WORTH COLLECTION

On November 12, 2014, the Frank Worth Estate agreed to accept $155,000 and 200,000 common shares, with a fair value of $0.05 per share ($10,000), of the Company’s common stock in exchange for sole and exclusive, world-wide, royalty free rights to all negatives, prints, products and other materials the Company possesses including the use of the Frank Worth seal, Frank Worth’s name, likeness, publications and biography plus merchandising and selling rights. $30,000 due under the agreement for royalties was paid in January 2015. The remainder of $125,000 and 200,000 ($10,000) shares of common stock were due and payable on or before May 31, 2015, which is being held by the Company until a dispute between the Estate and an unrelated party of the Company is settled. The Company has no involvement in the dispute.

7.	INTANGIBLE ASSETS

Identifiable intangible assets comprise of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives:
Content provider and photographic agreements	$400,000	$10,000	$–	$–
Copyrights	35,000	875	–	–
Total	$435,000	$10,875	$–	$–

Amortization expense in connection with the photographic agreements and copyrights for the three and nine months ended September 30, 2015 was $10,875 and is included in depreciation and amortization expense in the condensed consolidated statement of operations and comprehensive loss. Estimated amortization expense over the next five years is $43,500 per year.

8.	ACCRUED LIABILITIES

Accrued liabilities at September 30, 2015 and December 31, 2014 comprise of the following:

	September 30,	December 31,
	2015	2014
Accrued payroll and related	$7,257	$8,242
Accrued management fee due to related party	5,781	5,781
Due to Frank Worth Estate	135,000	135,000
Interest payable to related parties	3,588	748
Due to consultants for website development	102,000	–
Accrued royalties due to Frank Worth Estate	–	30,000
Fair value of limited edition prints due to consultant	–	250,000
Stock-based compensation due to non-employees	–	126,250
Contingent liability for taxes assumed in reverse merger	91,000	91,000
Other	15,158	3,010
Total accrued liabilities	$359,784	$650,031

On August 15, 2014, pre-merger CAPA entered into a four-month agreement for strategic management services with a consultant. In connection with the agreement, the consultant is to receive compensation of 5,500,000 shares of the Company’s common stock (See Note 12 – Shareholders’ Equity) and limited edition photographs for aggregate retail fair value of $250,000. The Company evaluated the transaction under the guidance in ASC 845-Nonmonetary Transactions. ASC 845 requires fair value of nonmonetary exchanges be recorded based on fair value inherent in the transaction. The Company determined the aggregate retail fair value of the prints totaling $250,000 represented the fair value of the reciprocal transfer between the Company and the consultant. The prints were earned upon execution of the agreement, and were delivered in March 2015, and included in revenues in the Company’s unaudited condensed consolidated statement of operations as of September 30, 2015.

In connection with the reverse merger on October 8, 2014, the Company determined a liability contingency for income taxes existed as of the merger date. The liability is to be reimbursed by a related party of pre-merger CAPA. This contingency has been accounted in accordance with ASC 805, which states that a liability from a contingency recognized as of the acquisition date is in the scope of ASC 450 – Contingencies, is not acquired or assumed in a business combination, shall continue to be recognized by the acquirer at its acquisition-date fair value. As of September 30, 2015 and December 31, 2014, contingent liability for income taxes totaled $91,000 which has been accounted for in accrued liabilities and due from related party.

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	NOTE PAYABLE

On September 28, 2015, the Company entered into an unsecured promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. The note matures on September 28, 2016. Interest accrues at the rate of 10% per annum and is payable monthly beginning October 28, 2016.

10.	NOTES PAYABLE TO RELATED PARTIES

Effective July 21, 2015, the Company entered into a promissory note agreement with related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds was used for working capital purposes. The note matures on July 20, 2016, with monthly interest only payments commencing August 20, 2015 at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the three and nine months ended September 30, 2015 is $3,787. Per the terms of the agreement the Company incurred loan fees totaling $8,000 to be amortized over the term of the loan. As of September 30, 2015, amortization expense in connection with the loan fees totaled $1,575.

On August 1, 2013 the Company entered into an unsecured promissory note agreement with related party Dino Satallante for $100,000. The loan bears interest at 5%. The loan matured on July 14, 2014 and was extended to July 31, 2016. As of September 30, 2015 and December 31, 2014, $94,613 and $100,000 was outstanding under the unsecured promissory note agreement. Interest expense for the three and nine months ended September 30, 2015 was $1,221 and $3,706, respectively. For the three and nine months ended September 30, 2014 interest expense was $2,222 and $4,249, respectively.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar and Dino Satallante, both beneficial interest shareholders of the Company, for working capital purposes. The loans bear interest at 6% per annum. The loans matured on September 10, 2015, and were extended to December 31, 2016. During the three months ended September 30, 2015, $2,400 was settled on the loan to Dreamstar. At September 30, 2015, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively. Total interest expense in connection with the two unsecured promissory note agreements for the three months ended September 30, 2015 and 2014 was $619 and $314, respectively. Interest expense for the nine months ended September 30, 2015 and 2014 was $1,839 and $432, respectively.

As of September 30, 2015 and December 31, 2014, interest payable in connection with the unsecured promissory note agreements with related parties was $9,332 and $748, respectively, and is included in accrued liabilities in the Company’s condensed consolidated balance sheets.

11.	RELATED PARTY TRANSACTIONS

Due From/To Related Parties

The following table summarizes amounts due to the Company from related parties for funds advanced by the Company on behalf of related parties and funds advanced from related parties for short-term working capital purposes as of September 30, 2015 and December 31, 2014. These amounts have been included in the condensed consolidated balance sheets as current assets due from related parties and current liabilities due to related parties, respectively, and are due on demand.

	September 30,	December 31,
	2015	2014
Due from related parties:
Dino Satallante, beneficial interest shareholder	$–	$1,350
Sam Battistone, beneficial interest shareholder	–	966
Klaus Moeller, related party of pre-merger CAPA and beneficial interest shareholder	91,000	91,000
Total due from related parties	$91,000	$93,316

Due to related parties:
ICONZ Art, LLC, beneficial interest shareholder	$–	$2,014
Klaus Moeller, related party of pre-merger CAPA	–	4,562
MSN Holding Co., beneficial interest shareholder	16,559	28,272
Premier Collectibles, beneficial interest shareholder	33,085	85
Stuart Scheinman, President of the Company and beneficial interest shareholder	–	29,341
Total due to related parties	$49,644	$64,274

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of September 30, 2015, there were no shares of Preferred Stock issued and outstanding.

Stock Purchase Agreement

On August 14, 2014 pre-merger CAPA entered into a Stock Purchase Agreement with an investor for sale of 20,000,000 of the Company’s common stock at $0.05 per share, for total of $1,000,000 payable in installments in August 2014 through December 31, 2014. As of December 31, 2014, 6,000,000 ($300,000) common shares remained outstanding under the terms of the agreement, which has been included in the condensed consolidated balance sheets in current assets – stock subscription receivable and equity – common stock subscribed. As of September 30, 2015, $300,000 was received in connection with the outstanding stock subscription receivable for 6,000,000 shares.

Private Placement

In March 2015, the former president of pre-merger CAPA closed a private placement comprising of individuals related to the former president for 1,820,000 shares of common stock at a $0.05 per share for aggregate proceeds of $91,000.

In connection with the private placement, the former president received 200,000 shares of the Company’s common stock in lieu of cash for payment of finder’s fee total stock-based compensation of $10,000 based on fair value of the Company’s common stock of $0.05 per share.

Stock-based and Other Compensation to Non-Employees

On February 1, 2014, pre-merger CAPA executed a consulting agreement for services. The agreement specifies issuance of 500,000 shares of common stock at execution of the agreement and 3,500,000 shares upon introduction of a strategic business partner. As of December 31, 2014 875,000 shares of common stock with a fair value of $43,750 were unissued and included in accrued liabilities in the Company’s condensed consolidated balance sheets. The shares were issued as of September 30, 2015.

On August 15, 2014, pre-merger CAPA entered into a four-month agreement for strategic management services with a consultant. In connection with the agreement, the consultant is to receive compensation of 5,500,000 shares of the Company’s common stock payable in four equal installments. As of December 31, 2014, 1,650,000 shares of common stock with a fair value of $82,500 were unissued and included in accrued liabilities in the Company’s condensed consolidated balance sheets. The shares were issued as of September 30, 2015.

On January 1, 2015 the Company entered in a 12-month agreement for non-exclusive investment banking advisory services for total consideration of 2,000,000 shares of the Company’s common stock. The shares are payable within 14 days of the effective date of the agreement and deemed earned in full upon execution of the agreement. The shares were issued in May 2015 in connection with the agreement with a fair value determined by the Company of $0.05 per share, for total $100,000. The agreement may be renewed for an additional 12-month term whereby the Company at its discretion shall pay the investment banking advisor $400,000 cash or an equivalent amount in the Company’s common stock based upon the thirty day volume weighted average price for thirty trading days prior to renewal.

On January 2, 2015 the Company entered into a fixed price agreement with a consultant for website development services for total contract price of $193,000 payable in cash of $40,000 and 510,000 shares of the Company’s common stock with a stated fair value of $0.30 per share. As of September 30, 2015, 170,000 shares of common stock with fair value of $51,000 were issued. 340,000 shares of common stock were unissued for $102,000 which is included in accrued liabilities in the unaudited condensed consolidated balance sheets. See Note 8 – Accrued Liabilities.

On June 9, 2015 the Company entered into a management consulting agreement for total monthly compensation of $17,500. In addition, the consultant received 300,000 shares of common stock at fair value of $0.05 per share, for total $15,000.

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Concentrations of Credit Risk and Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company’s cash balances are placed at financial institutions, which at times, may exceed federally insured limits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash.

On August 15, 2014, pre-merger CAPA entered into a four-month agreement for strategic management services with a consultant. In connection with the agreement, the consultant is to receive compensation limited edition photographs for aggregate retail fair value of $250,000. The Company evaluated the transaction under the guidance in ASC 845-Nonmonetary Transactions. ASC 845 requires fair value of nonmonetary exchanges be recorded based on fair value inherent in the transaction. The Company determined the aggregate retail fair value of the prints totaling $250,000 represented the fair value of the reciprocal transfer between the Company and the consultant. See Note 8 – Accrued Liabilities. The Company delivered the limited edition prints to the consultant in March 2015, which accounted for 44% of total revenues for the nine months ended September 30, 2015.

On May 11, 2015 the Company entered into an exclusive marketing agreement with a distributor to distribute the Company’s vintage original fine art prints to fine art dealers and collector auction houses, as well as private third party collectors. Under the terms of the agreement the distributor is to receive 50% of the gross receipts from sales generated by the distributor. This accounted for 15% of total revenues for nine months ended September 30, 2015. For the three ended September 30, 2015, two distributors accounted for 42% and 13% of total revenues. No distributor or customer accounted for over 10% of total revenues for the three and nine months ended September 30, 2014.

As of September 30, 2015, two distributors accounted for 59% and 30% of total accounts receivable. Accounts receivable balances as of December 31, 2014 were not material to the Company’s condensed consolidated financial statements. There is significant financial risk associated with a dependence upon a small number of distributors and customers which could have an adverse effect on the Company’s future consolidated financial statements if these distributors were to leave. The Company’s intends to continue its investment in sales and marketing in order to increase distribution and demand for its products and adding content to its product lines, along with adding additional channels of distribution.

14.	SUBSEQUENT EVENTS

Management has evaluated subsequent events, as defined by ASC 855, Subsequent Events, through the date on which the financial statements were available to be issued. No items were noted.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. See “Forward Looking Statements” on page __ of this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Our consolidated financial statements included elsewhere in this report have been prepared assuming that we will continue as a going concern. Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the condensed consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Over the next twelve months the Company intends to invest its working capital resources in sales and marketing in order to increase the distribution and demand for its products. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations.

Business Overview

The Company sells and manages classic and contemporary, limited edition photographic images and reproductions, with a focus on iconic celebrity images, by acquiring ownership or rights to collections of rare iconic negatives and photographs. The Company also makes available images for publications and merchandizing by third parties. The Company intends to become the largest repository of archival pop culture photography in the online world. To this end, the Company has been and continues to search for photographic archives. The market is unknown and has not been tested, making this business similar to a start-up business. These archives may be purchased outright or the Company may enter into reproduction or licensing agreements with the owners of the archives. These opportunities are typically (1) photographers who are looking to monetize their archives, or (2) media companies that are either seeking to dispose of the archive or seeking a method to derive revenues from the archive. These opportunities exist both in the United States and abroad and the Company continues to search for value wherever it may be geographically located. However, the Company’s ability to acquire such depository is dependent on its ability to raise additional capital in order to have funds to make such acquisitions.

Such photographic assets are the basis for the Company’s competitive advantage and the company takes steps to protect such assets, including but not limited to maintaining insurance to protect against loss or theft of more than 5 times the actual value.

Significant Transaction

On July 22, 2015, the Company entered into an Asset Purchase Agreement with Globe Photos, Inc. (“Globe”), a New York corporation, for purchase of substantially all of the assets of Globe for total purchase price of $400,000 payable $250,000 in cash and $150,000 in common stock of the Company at said market price . The common stock was to be transferred to Globe sixty (60) days after closing subject to satisfaction of successful termination of certain subagent agreements by Globe, which occurred on one deal and not the other resulting in a reduction of $30,000 less in stock, resulting in a final 352,941 shares ($120k of stock at $0.34/share). Per the agreement $180,000 in cash shall be held in reserve by the Company against Globe’s full performance and compliance with all terms of the agreement. This amount is to be released to Globe at the rate of $10,000 per month beginning August 22, 2015.

Sales and Distribution

The Company sells its photographic images and reproductions through third-party galleries, art consultants, interior decorators and directly to consumers. The Company also reproduces mass quantities of different photographs from its collection and sells through third party on-line retailers. For the twelve months ended December 31, 2014, through on-line retailer’s sales accounted for 94% of total revenues. The Company is continuing to pursue contracts to diversify revenues, and to develop its own website as a site for retail clients to purchase our prints but also as a portal for our interior decorator, third party gallery and charity partners. The downside is that there are a limited number of interior decorators, galleries and charity partners, which produce higher revenues than on-line sales, and while the Company is actively pursuing such contracts, its success will depend upon its ability to obtain such contracts for sales and also upon its ability to acquire a larger depository.

Intellectual Property

Most of our collection of iconic photographic images were acquired and are owned by the Company. A small percentage of the images in our collection are obtained through reproduction or licensing agreements, wherein we pay a royalty based on the percentage of revenues we receive from the use of the licensed images.

Results of Operations

Our business is in its early stages and consequently our financial results are difficult to compare from one period to the next. We expect such period-to-period differences to continue to be significant over the next several quarters, until we have a number of full years of operations.

Results of Operations

Three and Nine Month Periods Ended September 30, 2015 Compared to September 30, 2014

Our summary results are presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015		2014		Change	% Change
Revenues	$198,043	$36,529	$161,514	442.15%		$574,325		$199,697	$374,628	187.60%
Cost of revenues	83,375	51,510	31,865	61.86%		199,651		132,580	67,071	50.59%
Gross profit (loss)	114,668	(14,981)	129,649	865.42%		374,674		67,117	307,557	458.24%
Operating expenses	430,327	45,481	384,846	846.17%		1,380,382		177,108	1,203,2745	679.40%
Loss from operations	(315,659)	(60,462)	(255,197)	422.08%		(1,005,708)		(109,991)	(895,717)	814.35%
Interest income (expense), net	(7,671)	(3,648)	4,023	110.28%		(13,711)		(6,320)	7,391	116.95%
Net loss	$(323,330)	$(64,110)	$(259,220)	404.34%		$(1,019,419)		$(116,311)	$(903,1082)	776.46%
Basic and diluted loss per common share	$–	$–			$		$
Weighted average basic and diluted shares outstanding	325,015,137	256,400,226				320,754,226		256,400,226

Revenues.

Revenues for the Company by principal revenue category were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
Licensing fees	$8,101	$–	$8,101	100.00%	$13,767	$–	$13,767	100.00%
Print sales	189,942	36,529	153,413	419.98%	560,558	199,697	360,861	180.70%
Total revenues	$198,043	$36,529	$161,514	442.15%	$574,325	$199,697	$374,628	187.60%

The Company derives its revenues from sales of its classic and contemporary limited edition photographic images and reproductions, with a focus on iconic celebrity images, through specialized fine art dealers and distributors, which includes, but is not limited to, third-party galleries, art consultants, and interior decorators, or directly to end consumers.

On August 15, 2014, pre-merger CAPA entered into a four-month agreement for strategic management services with a consultant. In connection with the agreement, the consultant received compensation of limited edition photographs for an aggregate retail fair value of $250,000, which accounted for 44% of total revenues for the nine months ended September 30, 2015. The Company evaluated the transaction under the guidance in ASC 845-Nonmonetary Transactions. ASC 845 requires fair value of nonmonetary exchanges be recorded based on fair value inherent in the transaction. The Company determined the aggregate retail fair value of the prints totaling $250,000 represented the fair value of the reciprocal transfer between the Company and the consultant.

On July 22, 2015, the Company entered into an Asset Purchase Agreement with Globe Photos, Inc. (“Globe”), a New York corporation, for purchase of substantially all of the assets. See Note 2 of the Condensed Notes to the Consolidated Financial Statements. The increase in licensing fees for the three and nine months ended September 30, 2015 was primarily due to licensing of digital imagery content acquired from Globe to media companies, both directly and through a network of agents.

On May 11, 2015 the Company entered into an exclusive marketing agreement with a distributor to distribute the Company’s vintage prints to private third party collectors. Under the terms of the agreement the distributor is to receive 50% of the gross receipts from sales generated by the distributor. This distributor accounted for 15% of total revenues for nine months ended September 30, 2015. For the three ended September 30, 2015, two distributors accounted for 42% and 13% of total revenues. No distributor or customer accounted for over 10% of total revenues for the three and nine months ended September 30, 2014.

As of September 30, 2015, two distributors accounted for 59% and 30% of total accounts receivable. Accounts receivable balances as of December 31, 2014 were not material to the Company’s condensed consolidated financial statements. There is significant financial risk associated with a dependence upon a small number of distributors and customers which could have an adverse effect on the Company’s future consolidated financial statements if these distributors were to leave. The Company’s intends to continue its investment in sales and marketing in order to increase distribution and demand for its products and adding content to its product lines, along with adding additional channels of distribution.

As part of increasing its product offerings, the Company has been and continues to search for photographic archives that are undervalued by the market. These archives may be acquired outright or the Company may enter into representation or consignment agreements with the owners of the archives. These opportunities are typically (1) aging photographers who are looking to monetize their archive while still alive via a single large transaction, or (2) media companies that have aggregated assets (or rights to assets) and are seeking to dispose of the archive or a partner who can help them grow cash flows related to the archive. These opportunities exist both in the United States and abroad and the Company continues to search for value wherever it may be geographically located. As part of this initiative, on July 22, 2015, the Company acquired substantially all of the assets of Globe Photo.

However, there is no guarantee the Company will generate sufficient revenues to continue operations. The Company estimates it will need approximately $1,000,000 in annual revenues to continue operations at its current operating level, without consideration given to investment in new sales and marketing channels. For the immediate future the Company plans to achieve this revenue target by ramping up fees earned from licensing imagery to media companies growing a network of global sales agents.

Cost of Revenues.

Cost of revenues for the Company were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2015	2014	Change	% Change		2015	2014	Change	% Change
Prints, framing and related costs	$19,881	$4,592	$15,289	332.95%		$67,100	$20,170	$46,930	232.67%
Royalties	21,699	–	21,699	100.00%		21,699	–	21,699	100.00%
Selling and auction fees	13,461	9,160	4,301	46.95%		31,365	39,696	(8,331)	(20.99%	)
Cost of fulfillment and shipping	28,334	37,758	(9,424)	(24.96%	)	79,487	72,714	6,773	9.31%
Total cost of revenues	$83,375	$51,510	$31,865	61.86%		$199,651	$132,580	$67,071	50.59%

Costs of revenues increased $31,865 (61.86%) to $83,375 for the three months ending September 30, 2015 compared to $51,510 for the same period in 2014. For the nine months ended September 30, 2015, cost of revenues increased $67,071 (50.59%) to $199,651 from $132,580 for the same period 2014.

Gross profit as a percentage of total revenues was 57.90% and (41.01%) for the three months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015 and 2014, gross profit as a percentage of total revenues was 65.24% and 33.61%. The Company’s gross profit mix as a percentage of total revenues for the three months ended September 30, 2015 compared to the same period in 2014 are not comparable due to added payroll costs associated with fulfillment labor. Cost of sales mix will vary depending on the Company’s revenue mix. For the nine months ended September 30, 2015 compared to the same period in 2014 gross profit as a percentage of revenues increased due to costs associated with the limited edition photographs for an aggregate retail fair value of $250,000 delivered to the consultant in March 2015. See Note 8 of the Condensed Notes to Consolidated Financial Statements. In addition, costs of revenues as a percentage of total sales increased due to royalties paid for use of photographic content rights.

As the Company works with various channels to distribute its product, it continues to negotiate deals to reduce its overall fulfillment costs.

Prints, framing and related costs comprise of product cost associated with the Company’s sales of its classic and contemporary limited edition photographic images, costs associated with reproduction of archival images for sale, framing and other related costs. For the three months ended September 30, 2015 costs associated with prints, framing and related costs increased $15,289 to $19,881 (332.95%) from $4,592 during the same three month period in 2014. Costs associated with prints, framing and related costs increased $46,930 (232.67%) to $67,100 for the nine months ended September 30, 2015 compared $20,170 during the same period in 2014.

On July 22, 2015, the Company entered into an Asset Purchase Agreement with Globe Photos, Inc. (“Globe”), a New York corporation, for purchase of substantially all of the assets. See Note 2 of the Condensed Notes to the Consolidated Financial Statements. For the three and nine months ended September 30, 2015, the Company incurred royalties costs due to on photographic agreements totaling $1,238.

On May 11, 2015 the Company entered into an exclusive marketing agreement with a distributor to distribute the Company’s vintage prints to private third party collectors. Under the terms of the agreement the distributor is to receive 50% of the gross receipts from sales generated by the distributor. Total fees paid to the distributor for the three and nine months ended September 30, 2015 was $20,461.

Total selling and auction fees associated with the sales of the Company’s prints and fine art on the World Wide Web for the three months ended September 30, 2015 and 2014 was $13,461 and $9,160, respectively. For the nine months ended September 30, 2015 and 2014, selling and auction fees were $31,365 and $39,696, respectively. Selling and auction fees will vary depending on the online or auction house fee structure.

Operating Expenses.

Operating expenses consisting marketing and sales expenses, general and administrative costs, and depreciation expense, increased $384,846 and $1,203,274 for the three and nine month periods ended September 30, 2015 compared to the same period in 2014, respectively. On October 8, 2014 the Company entered into a reverse merger transaction. See Note 1 of the Condensed Notes to the Consolidated Financial Statements. The operating expenses presented for the three and nine months ended September 30, 2014 represent Movie Star News, LLC that operated as a private company prior to the reverse merger transaction, as compared to the combined company presented for the three and nine months ended September 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
Product development, sales and marketing	$121,471	$10,945	$110,526	1,009.83%	$471,677	$26,407	$445,270	1,686.18%
General and administrative	202,885	14,367	188,518	1,312.16%	615,128	95,127	520,001	546.64%
Depreciation expense	105,971	20,169	85,802	425.42%	293,577	55,574	238,003	428.26%
Total costs and operating expenses	$430,327	$45,481	$384,846	846.17%	$1,380,382	$177,108	$1,203,274	679.40%

Product development, sales and marketing expenses increased $110,526 (1,009.83%) to $121,471 for the three months ending September 30, 2015 compared to $10,945 for the same period in 2014. For the nine months ended September 30, 2015 product development, sales and marketing expenses increased $445,270 (1,686.18%) to $471,677 compared to $26,407 for the same period in 2014. Product development, sales and marketing expenses primarily comprises of costs associated with website development costs, sales and marketing salaries, as well as other expenses associated with marketing and related services and the Company continues investing its working capital resources in sales and marketing in order to increase distribution and demand for its products and adding content to product lines, along with adding additional channels of distribution.

General and administrative costs increased $188,518 (1,312.16%) to $202,885 for three nine months ended September 30, 2015 compared to $14,367 in the same period 2014. The increase for the three months ended September 30, 2015 compared to 2014 comprise primarily of costs associated with the reverse merger, legal and accounting fees ($110,000); costs associated with investor relations, including fees, expenses and stock compensation ($31,000); and management consultants, administrative payroll and related costs ($19,000). The remainder of the increase is primarily due to general administrative expenses and increased costs associated with the Company’s facilities, insurance and other supplies during the three months ending September 30, 2015 compared to the same period in 2014.

For the nine months ended September 30, 2015, general and administrative costs increased $520,001 (546.64%) to $615,128 from $95,127 in the same period 2014. The increase for the nine months ended September 30, 2015 is primarily due to costs associated with the reverse merger, legal and accounting fees ($278,000); costs associated with investor relations, including fees, expenses and stock compensation ($111,000), management consultants, administrative payroll and related costs ($86,000); and stock compensation to non-employee consultants totaling $15,000. The remainder of the increase is primarily due to general administrative expenses and increased costs associated with the Company’s facilities, insurance and other supplies in 2015 over the same period in 2014.

For the three months ended September 30, 2015, general and administrative costs as a percentage of total revenues increased 63% to 102% compared to 39% for the same period in 2014. General and administrative costs as a percentage of total revenues for the nine months ended September 30, 2015 and 2014 was 107% and 48%, respectively, resulting in an increase of 59%. The significant change in general and administrative costs for the three and nine months ended September 30, 2015 compared to 2014 is primarily due to increase general and administrative costs associated with accounting, audit and legal fees, investor relations and added personnel cost as a result of the reverse merger transaction that occurred on October 8, 2014. See Note 1 of the Condensed Notes to the Consolidated Financial Statements.

Depreciation expense increased $85,802 (425.42%) and $238,003 (428.26%) to $105,971 and $293,577 for the three and nine months ended September 30, 2015, respectively, from $20,169 and $55,574 in the same period 2014, respectively. The Company records archival images, and property and equipment at cost for purchases over $500. Archival images, property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from three to ten years. The Company capitalizes direct costs associated with improvements to archival images, and property and equipment in accordance with ASC 360 – Property, Plant, and Equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease. The increase in depreciation expense for the three and nine months ended September 30, 2015 compared to the same period in 2014 is primarily due to depreciation of the Company’s archival images, comprising primarily of the Frank Worth Collection acquired in the reverse merger transaction entered into on October 8, 2014.

On July 22, 2015 the Company entered into an Asset Purchase Agreement with Globe Photos, Inc. (“Globe”), a New York corporation, for purchase of substantially all of the assets. See Note 2 of the Condensed Notes to the Consolidated Financial Statements. Management determined the assets acquired from Globe for net purchase price of $370,000 and $75,000 related to the embedded derivative, for total of $445,000 approximates fair value, and based on its analysis; Management’s allocation of fair value in connection with the Globe APA is assigned as follows:

Inventory	$10,000
Intangible assets – content provider and photographic agreements	400,000
Copyrights	35,000
Total fair value of purchased assets	$445,000

In accordance with ASC 350 – Intangibles – Goodwill and Other, the Company determined the content provider and photographic agreements and copyrights acquired from Globe have finite useful lives with estimated useful life of 10 years. Amortization expense in connection with the photographic agreements and copyrights for the three and nine months ended September 30, 2015 totaled $10,875.

Interest Expense.

Interest expense primarily resulted from related party interest expense and interest on revolving credit cards.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
Interest expense – related parties	$5,627	$2,536	$3,091	121.88%	$9,332	$4,681	$4,651	99.36%
Amortization of loan fees-related party	1,575	–	1,575	100.00%	1,575	–	1,575	100.00%
Other interest expense, net	469	1,112	(643)	(57.82)%	2,804	1,639	1,165	71.08%
Total interest expense, net	$7,671	$3,648	$4,023	110.28%	$13,711	$6,320	$7,391	116.95%

Effective July 21, 2015, the Company entered into a promissory note agreement with related party Dino Satallente, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds was used for working capital purposes. The note matures on July 20, 2016, with monthly interest only payments commencing August 20, 2015 at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the three and nine months ended September 30, 2015 is $3,787. Per the terms of the agreement the Company incurred loan fees totaling $8,000 to be amortized over the term of the loan. As of September 30, 2015, amortization expense in connection with the loan fees totaled $1,575.

On August 1, 2013 the Company entered into an unsecured promissory note agreement with related party Dino Satallante for $100,000. The loan bears interest at 5%. The loan matured on July 14, 2014 and was extended to July 31, 2016. As of September 30, 2015 and December 31, 2014, $94,613 and $100,000 was outstanding under the unsecured promissory note agreement. Interest expense for the three and nine months ended September 30, 2015 was $1,221 and $3,706, respectively. For the three and nine months ended September 30, 2014 interest expense was $2,222 and $4,249, respectively.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar and Dino Satallante, both beneficial interest shareholders, for working capital purposes. The loans bear interest at 6% per annum. The loans matured on September 10, 2015, and were extended to December 31, 2016. Total interest expense in connection with the two unsecured promissory note agreements for the three months ended September 30, 2015 and 2014 was $619 and $314, respectively. Interest expense for the nine months ended September 30, 2015 and 2014 was $1,839 and $432, respectively.

On September 28, 2015, the Company entered into an unsecured promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. The note matures on September 28, 2016. Interest accrues at the rate of 10% per annum and is payable monthly beginning October 28, 2016.

Liquidity and Capital Resources

Nine Months Ended September 30, 2015 Compared to September 30, 2014:

Cash totaled $111,331 and $0 at September 30, 2015 and 2014, respectively. The change in cash is as follows:

	Nine Months Ended September 30,
	2015	2014	Change
Cash used in operating activities	$(723,681)	$(9,705)	$(723,976)
Cash used in investing activities	(186,410)	(75,261)	(101,149)
Cash provided by financing activities	680,899	64,047	616,852
Net decrease in cash	$(229,192)	$(20,919)	$(208,273)

Operating Activities

Net cash used in operations for the nine months ended September 30, 2015 was $723,681. During the nine months ended September 30, 2015, the Company recorded a net loss of $1,019,419, which included non-cash charges of $293,577 for depreciation and amortization; $1,575 for amortization of loan fees and $176,000 for stock-based compensation to non-employees. During the nine months ended September 30, 2015 accounts payable increased $115,445, while accounts receivable, inventory, prepaid expenses and other, and accrued liabilities decreased $75,353, $20,193, $34,258 and $163,997, respectively.

Net cash used in operations for the nine months ended September 30, 2014 was $9,705, which represents Movie Star News, LLC that operated as a private company prior to the reverse merger transaction, as compared to the combined company presented for the nine months ended September 2015. During the nine months ended September 30, 2014, the Company recorded a net loss of $116,311, which included non-cash charges of $55,574 for depreciation and amortization. During the nine months ended September 30, 2014, accounts receivable, inventory, accounts payable and accrued liabilities increased $1,909, $11,998, $12,771 and $25,956, respectively. This was offset by decrease in prepaid expenses and other of $1,602.

Investing Activities

On July 22, 2015 the Company entered into an Asset Purchase Agreement with Globe Photos, Inc. (“Globe”), a New York corporation, for purchase of substantially all of the assets. See Note 2 of the Condensed Notes to the Consolidated Financial Statements. Cash paid to Globe Photo, Inc. in connection with the assets acquired on July 22, 2015 was $90,000. Purchases of archival images, property and equipment was $86,185 for the nine months ended September 30, 2015, compared to $75,261 for the same period 2014. The Company expects to continue its commitment to its capital expenditures for the next 12 months at the same level.

Financing Activities

During the nine months ended September 30, 2015, net cash provided by financing activities were $680,899, which comprise of proceeds from sale of common stock and settlement of stock subscription receivable of $391,000. Net proceeds from notes payable to related parties was $154,613. The Company also received proceeds from unsecured note payable to an unrelated party for $150,000 during the nine months ended September 30, 2015. This was offset by repayment of short-term advances to related parties of $14,630.

For the nine months ended September 30, 2014, net cash provided by financing activities was $64,047, comprising of proceeds from advances to related parties $51,037 and net proceeds from notes payable to related parties $41,000. This was offset by short-term advance to related party $27,990.

Liquidity

As of September 30, 2015, the Company’s principal source of liquidity consisted of $111,331 in cash. The Company has a working capital deficit, defined as net current assets minus net current liabilities, of $727,283 as of September 30, 2015. The Company has incurred significant operating losses and negative cash flow. The Company’s ability to continue operations and fund its expenditures is dependent on the Company’s ability to secure additional financing. The Company is actively pursuing such additional sources of financing. However, there are no assurances that the Company will be successful.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the condensed consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2015 the Company had $111,331 cash on hand. At September 30, 2015 the Company has a retained deficit of $1,390,491. For the nine months ended September 30, 2015 the Company had a net loss of $1,019,419 and cash used in operations of $723,681. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Over the next twelve months the Company intends to invest its working capital resources in sales and marketing in order to increase the distribution and demand for its products. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Basic weighted average common shares outstanding	325,015,137	256,400,226	320,754,226	256,400,226

Effect of dilutive securities	–	–	–	–

Diluted weighted average common and potential common shares outstanding	325,015,137	256,400,226	320,754,226	256,400,226

The Company is required to reserve and keep available of its authorized, but unissued shares of common stock an amount sufficient to effect shares due in connection with the Stock Purchase Agreement and Stock-Based Compensation to Non-Employees. As of September 30, 2015, shares reserved for future issuance comprised of the following:

Shares
Reserved
Shares to be issued to consultants	590,000
Shares to be issued to Frank Worth Estate	200,000
790,000

These shares were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.              Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, has been assessing its internal controls to identify areas that need improvement, and as part of this process has retained new outside auditors, outside securities counsel, and is in the process of restructuring management, all with emphasis on improving financial reporting and accounting procedures. As the Company starts to report and operate as a reporting company, new procedures have become and will continue to be implemented to ensure compliance, and as part of such procedures, the Company will continue to assess its intended controls. Failure to implement these changes to the Company’s internal controls, or any changes as necessary to maintain an effective system of internal controls, could result in misleading or inadequate financial reports and failure to comply with applicable securities laws as well as cause investors to lose confidence in the Company’s reported financial information. Any such loss of confidence would have a significant negative effect on the value of the Company’s stock.

(b)	Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.              Exhibits

Exhibit
Number	Description

3.01	Certificate of Incorporation, dated September 20, 2004

3.02	Certificate of Amendment to Certificate of Incorporation, dated December 2, 2004

3.03	Certificate of Amendment to Certificate of Incorporation, dated February 11, 2005

3.04	Certificate of Amendment to Certificate of Incorporation, dated April 30, 2007

3.05	Certificate of Amendment to Certificate of Incorporation, dated December 7, 2009

3.06	Certificate of Amendment to Certificate of Incorporation, dated April 28, 2011

3.07	Bylaws

10.01	Promissory Note Issued to K. Moeller, dated September 15, 2009

10.02	Amendment to Promissory Note Issued to K. Moeller, dated September 15, 2011

10.03	Amendment to Promissory Note Issued to K. Moeller, dated September 14, 2013

10.04	Membership Interest Purchase Agreement by and between the Members of Capital Art, LLC and Gleeworks, Inc., dated April 25, 2011

10.05	Memorandum of Understanding by and between the Estate of Frank Worth and Capital Art, Inc., dated October 10, 2011

10.06	Photographic Reproduction and Marketing Rights Agreement by and between Capital Art, Inc. and the Estate of Frank Worth, dated November 18, 2011

10.07	Purchase Agreement by and among Capital Art, Inc., International Images Ltd. and Birchley Limited, dated December 21, 2011

10.08	Deed of Variation by and among Capital Art, Inc., International Images Ltd. and Birchley Limited, dated February 28, 2013

10.09	Form of Securities Purchase Agreement (10% Convertible Debentures)

10.10	Form of 10% Convertible Debenture (Expiring December 2015)

10.11	Asset Purchase Agreement by and between Capital Art, Inc. and Movie Star News, LLC, dated October 8, 2014

10.12	Asset Purchase Agreement, between Globe Photos, Inc. and Capital Art, Inc., effective July 22, 2015 *

21.	Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instances Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf buy the undersigned, thereunto duly authorized.

Date: November 15, 2015

CAPITAL ART, INC.

By:	/s/ Sean Goodchild
Sean Goodchild
Chief Executive Officer

