Form 10-Q/A
period 2015-09-30
Capital Art, Inc.
filed 2016-01-19
CIK 1527844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_]  Yes [X]  No

As of November 13, 2015, the registrant had outstanding 325,341,224 shares of common stock, 0.0001 par value.

CAPITAL ART, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

EXPLANATORY NOTE

This Amendment No. 1 to Form 10Q (this “First Amendment”) for the quarter ended September 30, 2015 as originally filed with the Securities and Exchange Commission (“SEC”) on November 16, 2015 (the “Original Filing”) by Capital Art, Inc., a Delaware corporation (the “Company,” “we,” “us,” “our” “Capital Art” or “CAPA”), supplements and clarifies the information set forth in the Original Filing. This First Amendment is being filed to disclose the conclusions of the Company’s management regarding the effectiveness of the disclosure controls and procedures as of the end of the period in Item 4, as requested by the SEC in its comments sent on December 16, 2015. The Original Filing continues to speak as of the date of the Original Filing, except as indicated herein.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015. Their evaluation was carried out with the participation of other members of the Company’s management. Based on an evaluation conducted by management, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) management concluded that our disclosure controls and procedures were ineffective as of September 30, 2015. Our disclosure controls and procedures did not ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified by the SEC rules, and (ii) the necessary information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as specified by the SEC rules and forms.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

(a) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and

(c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce this risk.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are ineffective, based in part on the absence of separation of duties with respect to internal financial controls of the Company.

The Board of Directors has assigned a priority to the short-term and long-term improvement of our internal control over financial reporting. Notwithstanding this commitment, given the limited operations and consequently the limited revenues and capital resources, the Board of Directors and management are not now able to engage additional personnel to remedy the processes that would eliminate the issues that may arise due to the absence of separation of duties within the financial reporting functions. Therefore, there is not specific timing for the remediation procedures. Additionally, the Board of Directors will work with management to continuously review controls and procedures to identified deficiencies and implement remediation within our internal controls over financial reporting and our disclosure controls and procedures.

(b)	Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.              Exhibits

Exhibit
Number	Description

3.01	Certificate of Incorporation, dated September 20, 2004

3.02	Certificate of Amendment to Certificate of Incorporation, dated December 2, 2004

3.03	Certificate of Amendment to Certificate of Incorporation, dated February 11, 2005

3.04	Certificate of Amendment to Certificate of Incorporation, dated April 30, 2007

3.05	Certificate of Amendment to Certificate of Incorporation, dated December 7, 2009

3.06	Certificate of Amendment to Certificate of Incorporation, dated April 28, 2011

3.07	Bylaws

10.01	Promissory Note Issued to K. Moeller, dated September 15, 2009

10.02	Amendment to Promissory Note Issued to K. Moeller, dated September 15, 2011

10.03	Amendment to Promissory Note Issued to K. Moeller, dated September 14, 2013

10.04	Membership Interest Purchase Agreement by and between the Members of Capital Art, LLC and Gleeworks, Inc., dated April 25, 2011

10.05	Memorandum of Understanding by and between the Estate of Frank Worth and Capital Art, Inc., dated October 10, 2011

10.06	Photographic Reproduction and Marketing Rights Agreement by and between Capital Art, Inc. and the Estate of Frank Worth, dated November 18, 2011

10.07	Purchase Agreement by and among Capital Art, Inc., International Images Ltd. and Birchley Limited, dated December 21, 2011

10.08	Deed of Variation by and among Capital Art, Inc., International Images Ltd. and Birchley Limited, dated February 28, 2013

10.09	Form of Securities Purchase Agreement (10% Convertible Debentures)

10.10	Form of 10% Convertible Debenture (Expiring December 2015)

10.11	Asset Purchase Agreement by and between Capital Art, Inc. and Movie Star News, LLC, dated October 8, 2014

10.12	Asset Purchase Agreement, between Globe Photos, Inc. and Capital Art, Inc., effective July 22, 2015 *

21.	Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf buy the undersigned, thereunto duly authorized.

Date: January 15, 2016

CAPITAL ART, INC.

By:	/s/ Sean Goodchild
Sean Goodchild
Chief Executive Officer

