Form 10-Q
period 2015-03-31
Capital Art, Inc.
filed 2016-01-22
CIK 1527844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ____________.

Commission File Number: 000-1527844

CAPITAL ART, INC.

(Exact name of registrant as specified in its charter)

Delaware		27-0746744
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

6445 South Tenaya Way, B-130 Las Vegas, Nevada	89113	702-722-6113
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes      ☒   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes      ☒   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes      ☒   No

As of January 14, 2016, the registrant had outstanding 325,341,224 shares of common stock, 0.0001 par value.

CAPITAL ART, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL ART, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 and December 31, 2014

(UNAUDITED)

	3/31/2015	12/31/2014
ASSETS

Current Assets:
Cash	$196,153	$340,523
Accounts receivable	8,918	13,691
Inventory	55,923	59,034
Stock subscription receivable	91,000	300,000
Due from related parties	105,043	93,316
Prepaid expenses and other	21,142	9,613
Total current assets	478,179	816,177

Archival images, and property and equipment, net	3,301,105	3,341,552

Security deposits	6,356	6,356
TOTAL ASSETS	$3,785,640	$4,164,085
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$51,156	$108,694
Accrued liabilities	461,689	650,031
Due to related parties	28,878	64,274
Short-term notes payable to related parties	41,000	41,000
Total current liabilities	582,723	863,999

Related party note payable	100,000	100,000
Total liabilities	682,723	963,999

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding at March 31, 2015 and December 31, 2014	–	–
Common stock, $0.0001 par value; 450,000,000 shares authorized; 313,993,283 and 311,973,283 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	31,399	31,197
Additional paid-in capital	3,340,759	3,239,961
Common stock subscribed	300,000	300,000
Retained deficit	(569,241)	(371,072)
Total Shareholders’ equity	3,102,917	3,200,086
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,785,640	$4,164,085

The accompanying notes are an integral part of the condensed consolidated financial statements.

CAPITAL ART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014

Revenues	$341,242	$101,068

Cost of revenues	73,898	39,077
Gross profit	267,344	61,991

Operating expenses:
Product development, sales and marketing	153,075	9,562
General and administrative	215,024	34,953
Depreciation expense	93,200	17,267
Total operating expenses	461,299	61,782

(Loss) income from operations	(193,955)	209

Other income (expense):
Interest income and other income	656	–
Interest expense	(4,870)	(786)
Total other income (expense)	(4,214)	(786)

Loss before income taxes	(198,169)	(577)

Income taxes	–	–

Net loss	$(198,169)	$(577)

Basic and diluted loss per common share	$–	$–

Weight average basic and diluted shares outstanding	313,050,616	256,400,226

The accompanying notes are an integral part of the condensed consolidated financial statements.

CAPITAL ART, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

MARCH 31, 2015 and MARCH 31, 2014

(UNaudited)

	Common Stock		Additional Paid-in	Common Stock	Retained Earnings	Total Shareholders'
	Shares	Amount	Capital	Subscribed	(Deficit)	Equity

BALANCE DECEMBER 31, 2013	256,400,226	$25,640	$466,865	$–	$9,255	$501,760

Net loss	–	–	–	–	(577)	(577)

BALANCE MARCH 31, 2014	256,400,226	$25,640	$466,865	$–	$8,678	$501,183

BALANCE DECEMBER 31, 2014	311,973,283	$31,197	$3,239,961	$300,000	$(371,072)	$3,200,086

Common shares issued for services	200,000	20	9,980	–	–	10,000
Common shares issued for cash	1,820,000	182	90,818	–	–	91,000
Net loss	–	–	–		(198,169)	(198,169)

BALANCE MARCH 31, 2015	313,993,283	$31,399	$3,340,759	$300,000	$(569,241)	$3,102,917

The accompanying notes are an integral part of the condensed consolidated financial statements.

CAPITAL ART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(198,169)	$(577)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	93,200	17,267
Stock-based and other compensation to non-employees	10,000	–
Loss on sale of property included in cost of sales	2,942	–
Changes in assets and liabilities:
Accounts receivable	4,773	(12,211)
Inventory	3,111	6,962
Prepaid expenses and other	(11,529)	1,221
Accounts payable	(57,538)	(19,227)
Accrued liabilities	(188,342)	9,360
Net cash (used in) provided by operating activities	(341,552)	2,795

Cash flows from investing activities:
Purchase of archival images, property and equipment	(55,695)	(16,055)
Net cash used in investing activities	(55,695)	(16,055)

Cash flows from financing activities:
Short-term advances to related parties	(11,727)	(22,106)
(Repayment) or short-term advances from related parties	(35,396)	20,235
Proceeds from sale of common stock	91,000	–
Proceeds from settlement of common stock subscription	209,000	–
Net cash provided by (used in) financing activities	252,877	(1,871)

Net decrease in cash	(144,370)	(15,131)

Cash at beginning of year	340,523	20,919

Cash at end of period	$196,153	$5,788

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$847	$786

NON-CASH FINANCING ACTIVITIES:
Stock based-compensation to non-employees	$10,000	$–

The accompanying notes are an integral part of the condensed consolidated financial statements.

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the condensed consolidated financial statements for the three months ended March 31, 2015 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10 filed with the SEC pursuant to Rule 12(b) under the Securities Act of 1934.

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

The accompanying condensed consolidated financial statements represent the results of operations, financial position and cash flows of Capital Art, Inc. (formerly Move Star News, LLC), and its 100% owned subsidiary Capital Art, LLC for the three months ended March 31, 2015 and 2014.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that reporting period. Actual results could differ from those estimates.

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

The following unaudited pro forma information is presented to reflect the operations of the Company as if the reverse merger had been completed on January 1, 2015 and 2014, respectively:

	For the Three Months Ended March 31,
(Unaudited)	2015	2014

Supplement pro forma combined results of operations:

Net sales	$341,242	$136,680
Net loss	(198,170)	(328,998)
Basic and diluted loss per common share	$–	$–

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the condensed consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2015 the Company had $196,153 cash on hand. At March 31, 2015 the Company has a retained deficit of $569,241. For the three months ended March 31, 2015 the Company had a net loss of $198,169 and cash used in operations of $341,552. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when future undiscounted cash flows resulting the use of the asset and its eventual disposition are less than the asset’s carrying amount. In such situations, the asset is written down to the present value of the estimated future cash flows. Factors that are considered when evaluating long-lived assets for impairment include a current expectation that it is more likely than not that the long-lived asset will be sold significantly before the end of its useful life, a significant decrease in the market price of the long-lived asset, and a change in the extent of manner in which the long-lived asset is being used. Based on management’s assessment there were no impairments at March 31, 2015 and December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 – Revenues from Contracts with Customers, which introduces a new five-step framework for revenue recognition. The core principle of the standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled for those goods or services. The ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The standard, as amended in ASU No. 2015-14, is effective for annual reporting periods after December 15, 2017. Management does not believe the adoption of ASU No. 2014-09 will have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements–Going Concern, (Subtopic 204-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to evaluate each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Management does not believe the adoption of ASU No. 2014-15 will have a material effect on the consolidated financial statements.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement–Period Adjustments. The amendments in ASU No. 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU No. 2015-16 require that an acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU No. 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been reported in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU No. 2015-16 is effective for financial statements issued for annual periods beginning after December 15, 2015, including interim periods within those fiscal years. Management does not believe the adoption of ASU No. 2015-16 will have a material effect on the Company’s consolidated financial statements

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Tax. ASU No. 2015-17 was issued by the FASB as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments of ASU 2015-17. ASU No, 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016. Management does not believe the adoption of ASU No. 2015-17 will have a material effect on the Company’s consolidated financial statements.

2.	Basic and Diluted Income and Loss per Share

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

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	For the three months ended March 31,
	2015	2014

Basic weighted average common shares outstanding	313,050,616	256,400,226

Effect of dilutive securities	–	–

Diluted weighted average common and potential common shares outstanding	313,050,616	256,400,226

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company is required to reserve and keep available of its authorized, but unissued shares of common stock an amount sufficient to effect shares due in connection with the Stock Purchase Agreement and Stock-Based Compensation to Non-Employees. As of March 31, 2015, shares reserved for future issuance comprised of the following:

Shares
Reserved
Shares subscribed in connection with Stock Purchase Agreement	6,000,000
Shares to be issued to consultants	5,035,000
Shares to be issued to Frank Worth Estate	200,000
11,235,000

These shares were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

3.	ARCHIVAL IMAGES, AND PROPERTY AND EQUIPMENT

Archival images, and property and equipment as of March 31, 2015 and December 31, 2014 comprise of the following:

	March 31,	December 31,	Estimated
	2015	2014	Useful Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	692,984	676,215	10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	48,350	40,204	3 – 5 years
Furniture and fixtures	83,666	56,416	7 years
	3,607,446	3,555,281
Less accumulated deprecation	(306,341)	(213,729)
Total archival images, property and equipment, net	$3,301,105	$3,341,552

4.	FRANK WORTH COLLECTION

On November 12, 2014, the Frank Worth Estate agreed to accept $155,000 and 200,000 common shares, with a fair value of $0.05 per share ($10,000), of the Company’s common stock in exchange for sole and exclusive, world-wide, royalty free rights to all negatives, prints, products and other materials the Company possesses including the use of the Frank Worth seal, Frank Worth’s name, likeness, publications and biography plus merchandising and selling rights. $30,000 due under the agreement for royalties was paid in January 2015. The remainder of $125,000 and 200,000 ($10,000) shares of common stock are due and payable on or before May 31, 2015. See Note 10 – Subsequent Events.

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	ACCRUED LIABILITIES

Accrued liabilities at March 31, 2015 and December 31, 2014 comprise of the following:

	March 31,	December 31,
	2015	2014
Accrued payroll and related	$6,954	$8,242
Accrued management fee due to related party	5,781	5,781
Due to Frank Worth Estate	135,000	135,000
Interest payable to related parties	1,776	748
Due to consultant for website development	56,500	–
Accrued royalties due to Frank Worth Estate	–	30,000
Stock-based compensation due to non-employees	151,250	126,250
Fair value of limited edition prints due to consultant	–	250,000
Contingent liability for taxes assumed in reverse merger	91,000	91,000
Other	13,428	3,010
Total accrued liabilities	$461,689	$650,031

On August 15, 2014, pre-merger CAPA entered into a four-month agreement for strategic management services with a consultant. In connection with the agreement, the consultant is to receive compensation of 5,500,000 shares of the Company’s common stock (See Note 8 – Shareholders’ Equity) and limited edition photographs for aggregate retail fair value of $250,000. The Company evaluated the transaction under the guidance in ASC 845-Nonmonetary Transactions. ASC 845 requires fair value of nonmonetary exchanges be recorded based on fair value inherent in the transaction. The Company determined the aggregate retail fair value of the prints totaling $250,000 represented the fair value of the reciprocal transfer between the Company and the consultant. The prints were earned upon execution of the agreement, and were delivered in March 2015, and included in revenues in the Company’s unaudited condensed consolidated statement of operations as of March 31, 2015.

In connection with the reverse merger on October 8, 2014, the Company determined a liability contingency for income taxes existed as of the merger date. The liability is to be reimbursed by a related party of pre-merger CAPA. This contingency has been accounted in accordance with ASC 805, which states that a liability from a contingency recognized as of the acquisition date is in the scope of ASC 450 – Contingencies, is not acquired or assumed in a business combination, shall continue to be recognized by the acquirer at its acquisition-date fair value. As of March 31, 2015 and December 31, 2014, contingent liability for income taxes totaled $91,000 which has been accounted for in accrued liabilities and due from related party.

On January 2, 2015 the Company entered into a fixed price agreement with a consultant for website development services for total contract price of $193,000 payable in cash of $40,000 and 510,000 shares of the Company’s common stock with a stated fair value of $0.30 per share. As of March 31, 2015, 188,333 shares of common stock with fair value of $56,500 were earned by the consultant, but unissued, which is included in accrued liabilities in the unaudited condensed consolidated balance sheets.

6.	NOTES PAYABLE TO RELATED PARTIES

On August 1, 2013 the Company entered into an unsecured promissory note agreement with related party Dino Satallante for $100,000. The loan bears interest at 5%. The loan matured on July 14, 2014 and was extended to July 31, 2016. As of March 31, 2015 and December 31, 2014, $100,000 was outstanding under the unsecured promissory note agreement. Interest expense for the three months ended March 31, 2015 and 2014 was $1,260 and $786, respectively.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar and Dino Satallante, both beneficial interest shareholders of the Company, for working capital purposes. The loans bear interest at 6% per annum and mature on September 10, 2015. See Note 10 – Subsequent Events. At March 31, 2015, $20,500 and $20,500 was outstanding to Dino Satallante and Dreamstar, respectively. Total interest expense in connection with the two unsecured promissory note agreements for the three months ended March 31, 2015 was $615.

As of March 31, 2015 and December 31, 2014, interest payable in connection with the unsecured promissory note agreements with related parties was $1,776 and $748, respectively, and is included in accrued liabilities in the Company’s condensed consolidated balance sheets.

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	RELATED PARTY TRANSACTIONS

Due From/To Related Parties

The following table summarizes amounts due to the Company from related parties for funds advanced by the Company on behalf of related parties and funds advanced from related parties for short-term working capital purposes as of March 31, 2015 and December 31, 2014. These amounts have been included in the condensed consolidated balance sheets as current assets due from related parties and current liabilities due to related parties, respectively, and are due on demand.

	March 31,	December 31,
	2015	2014
Due from related parties:
Dino Satallante, beneficial interest shareholder	$1,350	$1,350
Sam Battistone, beneficial interest shareholder	966	966
ICONZ Art, LLC, beneficial interest shareholder	9,347	–
Stuart Scheinman, President of the Company and beneficial interest shareholder	2,380	–
Klaus Moeller, related party of pre-merger CAPA and beneficial interest shareholder	91,000	91,000
Total due from related parties	$105,043	$93,316

Due to related parties:
ICONZ Art, LLC, beneficial interest shareholder	$–	$2,014
Klaus Moeller, related party of pre-merger CAPA	521	4,562
MSN Holding Co., beneficial interest shareholder	28,272	28,272
Premier Collectibles, beneficial interest shareholder	85	85
Stuart Scheinman, President of the Company and beneficial interest shareholder	–	29,341
Total due to related parties	$28,878	$64,274

8.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of March 31, 2015, there were no shares of Preferred Stock were issued and outstanding.

Stock Purchase Agreement

On August 14, 2014 pre-merger CAPA entered into a Stock Purchase Agreement with an investor for sale of 20,000,000 of the Company’s common stock at $0.05 per share, for total of $1,000,000 payable in installments in August 2014 through December 31, 2014. As of December 31, 2014, 6,000,000 ($300,000) common shares remained outstanding under the terms of the agreement, which has been included in the condensed consolidated balance sheets in current assets – stock subscription receivable and equity – common stock subscribed. As of March 31, 2015, $209,000 was received in connection with the agreement, resulting in $91,000 outstanding as of March 31, 2015, which is included in the condensed consolidated balance sheets in current assets – stock subscription receivable. No shares were issued under the stock purchase agreement during the three months ended March 31, 2015. See Note 10 – Subsequent Events.

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Stock-based and Other Compensation to Non-Employees

On February 1, 2014, pre-merger CAPA executed a consulting agreement for services. The agreement specifies issuance of 500,000 shares of common stock at execution of the agreement and 3,500,000 shares upon introduction of a strategic business partner. As of March 31, 2015 and December 31, 2014 875,000 shares of common stock with a fair value of $43,750 were unissued and included in accrued liabilities in the Company’s condensed consolidated balance sheets.

On August 15, 2014, pre-merger CAPA entered into a four-month agreement for strategic management services with a consultant. In connection with the agreement, the consultant is to receive compensation of 5,500,000 shares of the Company’s common stock payable in four equal installments. As of March 31, 2015 and December 31, 2014, 1,650,000 shares of common stock with a fair value of $82,500 were unissued and included in accrued liabilities in the Company’s condensed consolidated balance sheets.

On January 1, 2015 the Company entered in a 12-month agreement for non-exclusive investment banking advisory services for total consideration of 2,000,000 shares of the Company’s common stock, with a fair value determined by the Company of $0.05 per share, for total of $100,000 to be recognized pro-ratably over 12-months in accordance with ASC 718 – Compensation: Stock Compensation. The shares were payable within 14 days of the effective date of the agreement and deemed earned in full upon execution of the agreement. For the three months ended March 31, 2015, the Company recorded $25,000 in connection with the fair value of the common shares for the three months ended March 31, 2015, which is included in general and administrative in the Company’s condensed consolidated statements of operations as of March 31, 2015. The shares were issued in May 2015. The agreement may be renewed for an addition 12-month term whereby the Company at its discretion shall pay the investment banking advisor $400,000 cash or an equivalent amount in the Company’s common stock based upon the thirty day volume weighted average price for thirty trading days prior to renewal.

On January 2, 2015 the Company entered into a fixed price agreement with a consultant for website development services for total contract price of $193,000 payable in cash of $40,000 and 510,000 shares of the Company’s common stock with a stated fair value of $0.30 per share. As of March 31, 2015, 188,333 shares of common stock with fair value of $56,500 were earned by the consultant, but unissued, which is included in accrued liabilities in the unaudited condensed consolidated balance sheets. See Note 5 – Accrued Liabilities.

9.	Concentrations of Credit Risk and Financial Instruments

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

On August 15, 2014, pre-merger CAPA entered into a four-month agreement for strategic management services with a consultant. In connection with the agreement, the consultant is to receive compensation limited edition photographs for aggregate retail fair value of $250,000. The Company evaluated the transaction under the guidance in ASC 845-Nonmonetary Transactions. ASC 845 requires fair value of nonmonetary exchanges be recorded based on fair value inherent in the transaction. The Company determined the aggregate retail fair value of the prints totaling $250,000 represented the fair value of the reciprocal transfer between the Company and the consultant. See Note 5 – Accrued Liabilities. The Company delivered the limited edition prints to the consultant in March 2015, which accounted for 73% of total revenues for the three months ended March 31, 2015. No other distributor or customer accounted for over 10% of total sales for the three months ended March 31, 2015 and 2014.

Accounts receivable balances as of March 31, 2015 and 2014 were not material to the Company’s condensed consolidated financial statements. There is significant financial risk associated with a dependence upon a small number of distributors and customers which could have an adverse effect on the Company’s future consolidated financial statements if these distributors or customers were to leave. The Company’s intends to continue its investment in sales and marketing in order to increase distribution and demand for its products and adding content to its product lines, along with adding additional channels of distribution.

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	SUBSEQUENT EVENTS

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

Stock Purchase Agreement

On August 14, 2014 pre-merger CAPA entered into a Stock Purchase Agreement with an investor for sale of 20,000,000 of the Company’s common stock at $0.05 per share, for total of $1,000,000 payable in installments in August 2014 through December 31, 2014. See Note 8 – Shareholders’ Equity. In June 2015 the agreement was paid in full and the Company issued 6,000,000 shares of common stock when the remaining $91,000 was received in connection with the outstanding stock subscription receivable.

Frank Worth Collection

On November 12, 2014, the Frank Worth Estate agreed to accept $155,000 and 200,000 common shares, with a fair value of $0.05 per share ($10,000), of the Company’s common stock, $30,000 payable on execution and the remainder payable on or before May 31, 2015. See Note 4 – Frank Worth Collection. As of the date the condensed consolidated financial statements have been issued, the remaining balance of $125,000 and 200,000 shares of the Company’s common stock have been held by the Company until a dispute between the Estate and an unrelated third party of the Company is settled. The Company has no involvement in the dispute

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note Payable

On September 28, 2015, the Company entered into an unsecured promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. The note matures on September 28, 2016. Interest accrues at the rate of 10% per annum and is payable monthly beginning October 28, 2016.

Notes Payable to Related Parties

Effective July 21, 2015, the Company entered into a promissory note agreement with related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds was used for working capital purposes. The note matures on July 20, 2016, with monthly interest only payments commencing beginning August 20, 2015 at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Per the terms of the agreement the Company incurred loan fees totaling $8,000 to be amortized over the term of the loan.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar and Dino Satallante, both beneficial interest shareholders of the Company, for working capital purposes. The loans matured on September 10, 2015, and were extended to December 31, 2016.

Consulting and Distributor Agreements

On June 9, 2015 the Company entered into a management consulting agreement for total monthly compensation of $17,500. In addition the consultant received 300,000 shares of common stock at fair value of $0.05 per share, for total $15,000.

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

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. See “Forward Looking Statements” on page 2 of this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Results of Operations

Three Month Period Ended March 31, 2015 Compared to March 31, 2014

Our summary results are presented below:

	Three Months Ended March 31,
	2015	2014	Change	% Change
Revenues	$341,242	$101,068	$240,174	237.64%
Cost of revenues	73,898	39,077	34,821	89.11%
Gross profit (loss)	267,344	61,991	205,353	331.26%
Operating expenses	461,299	61,782	399,517	646.66%

(Loss) income from operations	(193,955)	209	(194,164)	92,901.91%

Interest income (expense), net	(4,214)	(786)	(3,428)	436.13%

Net loss	$(198,169)	$(577)	$(197,592)	34,244.89%

Basic and diluted loss per common share	$–	$–

Weighted average basic and diluted shares outstanding	313,050,616	256,400,226

Revenues.

Revenues for the Company by principal revenue category were as follows:

	Three Months Ended March 31,
	2015	2014	Change	% Change
Licensing fees	$3,165	$–	$3,165	100.00%

Print sales	338,077	101,068	237,009	234.50%
Total revenues	$341,242	$101,068	$240,174	237.64%

The Company derives its revenues from sales of its classic and contemporary limited edition photographic images and reproductions, with a focus on iconic celebrity images, through specialized fine art dealers and distributors, which includes, but is not limited to, third-party galleries, art consultants, and interior decorators, or directly to end consumers.

On August 15, 2014, pre-merger CAPA entered into a four-month agreement for strategic management services with a consultant. In connection with the agreement, the consultant received compensation of limited edition photographs for an aggregate retail fair value of $250,000, which accounted for 73% of total revenues for the three months ended March 31, 2015. The Company evaluated the transaction under the guidance in ASC 845-Nonmonetary Transactions. ASC 845 requires fair value of nonmonetary exchanges be recorded based on fair value inherent in the transaction. The Company determined the aggregate retail fair value of the prints totaling $250,000 represented the fair value of the reciprocal transfer between the Company and the consultant. No other distributor or customer accounted for over 10% of total sales for the three months ended March 31, 2015 and 2014.

Accounts receivable balances as of March 31, 2015 and 2014 were not material to the Company’s condensed consolidated financial statements. There is significant financial risk associated with a dependence upon a small number of distributors and customers which could have an adverse effect on the Company’s future consolidated financial statements if these distributors or customers were to leave. The Company’s intends to continue its investment in sales and marketing in order to increase distribution and demand for its products and adding content to its product lines, along with adding additional channels of distribution.

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

Cost of Revenues.

Cost of revenues for the Company were as follows:

	Three Months Ended March 31,
	2015	2014	Change	% Change
Prints, framing and related costs	$37,832	$8,642	$29,190	337.77%
Selling and auction fees	10,171	17,907	(7,736)	(43.20%	)

Cost of fulfillment and shipping	25,895	12,528	13,367	106.70%
Total cost of revenues	$73,898	$39,077	$34,821	89.11%

Cost of revenues increased $34,821 (89.11%) to $73,898 for the three months ended March 31, 2015 compared to $39,077 for the same period in 2014.

Gross profit as a percentage of total revenues was 78.34% and 61.34% for the three months ended March 31, 2015 and 2014. The Company’s gross profit mix as a percentage of total revenues for the three months ended March 31, 2015 compared to the same period in 2014 are not comparable due to added payroll costs associated with fulfillment labor. Cost of sales mix will vary depending on the Company’s revenue mix. During the three months ended March 31, 2015 compared to the same period in 2014 gross profit as a percentage of revenues increased due to costs associated with the limited edition photographs for an aggregate retail fair value of $250,000 delivered to the consultant in March 2015. See Note 9 of the Condensed Notes to Consolidated Financial Statements.

As the Company works with various channels to distribute its product, it continues to negotiate deals to reduce its overall fulfillment costs.

Prints, framing and related costs comprise of product cost associated with the Company’s sales of its classic and contemporary limited edition photographic images, costs associated with reproduction of archival images for sale, framing and other related costs. For the three months ended March 31, 2015 costs associated with prints, framing and related costs increased $29,190 to $37,832 (337.77%) from $8,642 during the same three month period in 2014. This increase was primarily due to the limited edition photographs delivered to the consultant in March 2015.

Total selling and auction fees associated with the sales of the Company’s prints and fine art on the World Wide Web for the three months ended March 31, 2015 and 2014 was $10,171 and $17,907, respectively. Selling and auction fees will vary depending on the online or auction house fee structure.

Operating Expenses.

Operating expenses consisting marketing and sales expenses, general and administrative costs, and depreciation expense, increased $399,518 for the three month period ended March 31, 2015 compared to the same period in 2014, respectively. On October 8, 2014 the Company entered into a reverse merger transaction. See Note 1 of the Condensed Notes to the Consolidated Financial Statements. The operating expenses presented for the three months ended March 31, 2014 represent Movie Star News, LLC that operated as a private company prior to the reverse merger transaction, as compared to the combined company presented for the three months ended March 31, 2015.

	Three Months Ended March 31,
	2015	2014	Change	% Change
Product development, sales and marketing	$153,075	$9,562	$143,513	1,500.87%
General and administrative	215,024	34,953	180,071	515.18%
Depreciation expense	93,200	17,267	75,933	439.76%
Total costs and operating expenses	$461,299	$61,782	$399,517	646.66%

Product development, sales and marketing expenses increased $143,513 (1,500.87%) to $153,075 for the three months ending March 31, 2015 compared to $9,562 for the same period in 2014. Product development, sales and marketing expenses primarily comprises of costs associated with website development costs, sales and marketing salaries, as well as other expenses associated with marketing and related services and the Company continues investing its working capital resources in sales and marketing in order to increase distribution and demand for its products and adding content to product lines, along with adding additional channels of distribution.

General and administrative expenses increased $180,071 (515.18%) to $215,024 for the three months ending March 31, 2015 compared to $34,953 in the same period 2014. The increase for the three months ended March 31, 2015 compared to 2014 comprise primarily of costs associated with the reverse merger, legal and accounting fees ($89,000); costs associated with investor relations, including fees, expenses and stock compensation ($55,000); and management consultants, administrative payroll and related costs ($19,000). The remainder of the increase is primarily due to general administrative expenses and increased costs associated with the Company’s facilities, insurance and other supplies during the three months ending March 31, 2015 compared to the same period in 2014.

For the three months ended March 31, 2015, general and administrative costs as a percentage of total revenues increased 28% to 63% compared to 35% for the same period in 2014. The significant change in general and administrative costs for the three months ended March 31, 2015 compared to 2014 is primarily due to increase general and administrative costs associated with accounting, audit and legal fees, investor relations and added personnel cost as a result of the reverse merger transaction that occurred on October 8, 2014. See Note 1 of the Condensed Notes to the Consolidated Financial Statements.

Depreciation expense increased $75,933 (439.76%) to $93,200 for the three months ended March 31, 2015 from $17,267 in the same period 2014. The Company records archival images, and property and equipment at cost for purchases over $500. Archival images, property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from three to ten years. The Company capitalizes direct costs associated with improvements to archival images, and property and equipment in accordance with ASC 360 – Property, Plant, and Equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease. The increase in depreciation expense for the three months ended March 31, 2015 compared to the same period in 2014 is primarily due to depreciation of the Company’s archival images, comprising primarily of the Frank Worth Collection acquired in the reverse merger transaction entered into on October 8, 2014.

Interest Expense.

Interest expense primarily resulted from related party interest expense and interest on revolving credit cards.

	Three Months Ended March 31,
	2015	2014	Change	% Change
Interest expense – related parties	$1,875	$786	$1,089	138.55%
Other interest expense, net	2,995	–	2,995	100.00%
Total interest expense, net	$4,870	$786	$4,084	519.59%

On August 1, 2013 the Company entered into an unsecured promissory note agreement with related party Dino Satallante for $100,000. The loan bears interest at 5%. The loan matured on July 14, 2014 and was extended to July 31, 2016. As of March 31, 2015 and December 31, 2014, $100,000 was outstanding under the unsecured promissory note agreement. Interest expense for the three months ended March 31, 2015 and 2014 was $1,260 and $786, respectively.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar and Dino Satallante, both beneficial interest shareholders of the Company, for working capital purposes. The loans bear interest at 6% per annum and mature on September 10, 2015. See Note 10 – Subsequent Events. At March 31, 2015, $20,500 and $20,500 was outstanding to Dino Satallante and Dreamstar, respectively. Total interest expense in connection with the two unsecured promissory note agreements for the three months ended March 31, 2015 was $615.

Liquidity and Capital Resources

Three Months Ended March 3, 2015 Compared to March 31, 2014:

Cash totaled $196,153 and $101,068 at March 31, 2015 and 2014, respectively.  The change in cash is as follows:

	Three Months Ended March 31,
	2015	2014	Change
Cash (used in) provided by operating activities	$(341,552)	$2,795	$(344,347)
Cash used in investing activities	(55,695)	(16,055)	(39,640)
Cash provided by (used in) financing activities	252,877	(1,871)	254,748
Net decrease in cash	$(144,370)	$(15,131)	$(129,239)

Operating Activities

Net cash used in operations for the three months ended March 31, 2015 was $341,552. During the three months ended March 31, 2015, the Company recorded a net loss of $198,169, which included non-cash charges of $93,200 for depreciation and amortization and $10,000 for stock-based compensation to non-employees. During the three months ended March 31, 2015 accounts receivable and inventory increased $4,773 and $3,111, respectively, while prepaid expenses and other, accounts payable, and accrued liabilities decreased $11,529, $57,538 and $188,342, respectively. During the three months ended March 31, 2014 inventory, prepaid expenses and other, and accrued liabilities increased $6,962, $1,221 and $9,360, respectively, while accounts receivable and accounts payable decreased $12,211 and $19,227, respectively.

Investing Activities

Purchases of archival images, property and equipment was $55,695 for the three months ended March 31, 2015, compared to $16,055 for the same period 2014. The Company expects to continue its commitment to its capital expenditures for the next 12 months at the same level.

Financing Activities

During the three months ended March 31, 2015, net cash provided by financing activities were $252,877, which comprise of proceeds from sale of common stock and settlement of stock subscription receivable of $91,000 and $209,000, respectively, which was offset by short term advances to related parties $11,727 and repayment of short-term advances received from related parties $35,396.

Liquidity

As of March 31, 2015, the Company’s principal source of liquidity consisted of $196,153 in cash. The Company has a working capital deficit, defined as net current assets minus net current liabilities, of $104,544 as of March 31, 2015. The Company has incurred significant operating losses and negative cash flow. The Company’s ability to continue operations and fund its expenditures is dependent on the Company’s ability to secure additional financing. The Company is actively pursuing such additional sources of financing. However, there are no assurances that the Company will be successful.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the condensed consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2015 the Company had $196,153 cash on hand. At March 31, 2015 the Company has a retained deficit of $569,241. For the three months ended March 31, 2015 the Company had a net loss of $198,169 and cash used in operations of $341,552. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Three Months Ended March 31,
	2015	2014

Basic weighted average common shares outstanding	313,050,616	256,400,226

Effect of dilutive securities	–	–

Diluted weighted average common and potential common shares outstanding	313,050,616	256,400,226

The Company is required to reserve and keep available of its authorized, but unissued shares of common stock an amount sufficient to effect shares due in connection with the Stock Purchase Agreement and Stock-Based Compensation to Non-Employees. As of March 31, shares reserved for future issuance comprised of the following:

Shares
Reserved
Shares subscribed in connection with Stock Purchase Agreement	6,000,000
Shares to be issued to consultants	5,035,000
Shares to be issued to Frank Worth Estate	200,000
11,235,000

These shares were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.              Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, has been assessing its internal controls to identify areas that need improvement, and as part of this process has retained new outside auditors, outside securities counsel, and is in the process of restructuring management, all with emphasis on improving financial reporting and accounting procedures. As the Company starts to report and operate as a reporting company, new procedures have become and will continue to be implemented to ensure compliance, and as part of such procedures, the Company will continue to assess its intended controls. Failure to implement these changes to the Company’s internal controls, or any changes as necessary to maintain an effective system of internal controls, could result in misleading or inadequate financial reports and failure to comply with applicable securities laws as well as cause investors to lose confidence in the Company’s reported financial information. Any such loss of confidence would have a significant negative effect on the value of the Company’s stock.

(b)	Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.              Exhibits

Exhibit Number	Description
3.01	Certificate of Incorporation, dated September 20, 2004
3.02	Certificate of Amendment to Certificate of Incorporation, dated December 2, 2004
3.03	Certificate of Amendment to Certificate of Incorporation, dated February 11, 2005
3.04	Certificate of Amendment to Certificate of Incorporation, dated April 30, 2007
3.05	Certificate of Amendment to Certificate of Incorporation, dated December 7, 2009
3.06	Certificate of Amendment to Certificate of Incorporation, dated April 28, 2011
3.07	Bylaws
10.01	Promissory Note Issued to K. Moeller, dated September 15, 2009
10.02	Amendment to Promissory Note Issued to K. Moeller, dated September 15, 2011
10.03	Amendment to Promissory Note Issued to K. Moeller, dated September 14, 2013
10.04	Membership Interest Purchase Agreement by and between the Members of Capital Art, LLC and Gleeworks, Inc., dated April 25, 2011
10.05	Memorandum of Understanding by and between the Estate of Frank Worth and Capital Art, Inc., dated October 10, 2011
10.06	Photographic Reproduction and Marketing Rights Agreement by and between Capital Art, Inc. and the Estate of Frank Worth, dated November 18, 2011
10.07	Purchase Agreement by and among Capital Art, Inc., International Images Ltd. and Birchley Limited, dated December 21, 2011
10.08	Deed of Variation by and among Capital Art, Inc., International Images Ltd. and Birchley Limited, dated February 28, 2013
10.09	Form of Securities Purchase Agreement (10% Convertible Debentures)
10.10	Form of 10% Convertible Debenture (Expiring December 2015)
10.11	Asset Purchase Agreement by and between Capital Art, Inc. and Movie Star News, LLC, dated October 8, 2014
10.12	Asset Purchase Agreement, between Globe Photos, Inc. and Capital Art, Inc., effective July 22, 2015
21	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instances Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf buy the undersigned, thereunto duly authorized.

Date: January 21, 2016

CAPITAL ART, INC.

By:	/s/ Sean Goodchild
Sean Goodchild
Chief Executive Officer

