Form 10-Q
period 2015-06-30
Capital Art, Inc.
filed 2016-01-22
CIK 1527844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to ____________.

Commission File Number: 000-1527844

CAPITAL ART, INC.

(Exact name of registrant as specified in its charter)

Delaware		27-0746744
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

6445 South Tenaya Way, B-130 Las Vegas, Nevada	89113	702-722-6113
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

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

CAPITAL ART, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial statements (unaudited)	4

	Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (unaudited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended June 30, 2015 and June 30, 2014 (unaudited)	5

	Condensed Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and June 30, 2014 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014 (unaudited)	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION		23

Item 6.	Exhibits	23

SIGNATURES		24

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL ART, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 and December 31, 2014

(UNAUDITED)

	6/30/2015	12/31/2014
ASSETS
Current Assets:
Cash	$61,039	$340,523
Accounts receivable	3,647	13,691
Inventory	53,927	59,034
Stock subscription receivable	–	300,000
Due from related parties	109,430	93,316
Prepaid expenses and other	109,696	9,613
Total current assets	337,739	816,177

Archival images, and property and equipment, net	3,220,766	3,341,552

Security deposits	6,356	6,356
TOTAL ASSETS	$3,564,861	$4,164,085

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$129,113	$108,694
Accrued liabilities	366,609	650,031
Due to related parties	30,892	64,274
Short-term notes payable to related parties	41,000	41,000
Total current liabilities	567,614	863,999

Related party note payable	100,000	100,000
Total liabilities	667,614	963,999

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding at June 30, 2015 and December 31, 2014	–	–
Common stock, $0.0001 par value; 450,000,000 shares authorized; 324,988,283 and 311,973,283 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	32,499	31,197
Additional paid-in capital	3,931,909	3,239,961
Common stock subscribed	–	300,000
Retained deficit	(1,067,161)	(371,072)
Total Shareholders’ equity	2,897,247	3,200,086
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,564,861	$4,164,085

The accompanying notes are an integral part of the condensed consolidated financial statements.

CAPITAL ART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$35,040	$62,100	$376,282	$163,168

Cost of revenues	42,378	41,993	116,276	81,070

Gross profit	(7,338)	20,107	260,006	82,098

Operating expenses:
Product development, sales and marketing	197,131	5,900	350,206	15,462
General and administrative	197,219	45,807	412,243	80,760
Depreciation and amortization expense	94,406	18,138	187,606	35,405
Total operating expenses	488,756	69,845	950,055	131,627

Loss from operations	(496,094)	(49,738)	(690,049)	(49,529)

Other income (expense):
Interest and other income	4	–	660	–
Interest expense	(1,830)	(1,886)	(6,700)	(2,672)
Total other income (expense)	(1,826)	(1,886)	(6,040)	(2,672)

Net loss before income taxes	(497,920)	(51,624)	(696,089)	(52,201)

Income taxes	–	–	–	–

Net loss	$(497,920)	$(51,624)	$(696,089)	$(52,201)

Basic and diluted loss per common share	$–	$–	$–	$–

Weight average basic and diluted shares outstanding	322,010,151	256,400,226	320,383,974	256,400,226

The accompanying notes are an integral part of the condensed consolidated financial statements.

CAPITAL ART, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

JUNE 30, 2015 and JUNE 30, 2014

(UNAUDITED)

			Additional	Common	Retained	Total
	Common Stock		Paid-in	Stock	Earnings	Shareholders'
	Shares	Amount	Capital	Subscribed	(Deficit)	Equity

BALANCE DECEMBER 31, 2013	256,400,226	$25,640	$466,865	$–	$9,255	$501,760

Net loss	–	–	–	–	(52,201)	(52,201)
BALANCE JUNE 30, 2014	256,400,226	$25,640	$466,865	$–	$(42,946)	$449,559

BALANCE DECEMBER 31, 2014	311,973,283	$31,197	$3,239,961	$300,000	$(371,072)	$3,200,086

Common shares issued for services	2,470,000	247	165,753	–	–	166,000
Common shares issued to related party for finder's fee	200,000	20	9,980	–	–	10,000
Common shares issued for settlement of accrued liabilities	2,525,000	253	125,997	–	–	126,250
Common shares issued for cash	7,820,000	782	390,218	(300,000)	–	91,000
Net loss	–	–	–		(696,089)	(696,089)
BALANCE JUNE 30, 2015	324,988,283	$32,499	$3,931,909	$–	$(1,067,161)	$2,897,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

CAPITAL ART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	June 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(696,089)	$(52,201)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	187,606	35,405
Stock-based compensation to non-employees	176,000	–
Loss on sale of fixed assets	2,942
Changes in assets and liabilities:
Accounts receivable	10,044	147
Inventory	5,107	10,552
Prepaids and other	(100,083)	1,515
Accounts payable	20,419	(6,941)
Accrued liabilities	(157,172)	15,687

Net cash (used in) provided by operating activities	(551,226)	4,164

Cash flows from investing activities:
Purchase of archival images, property and equipment	(69,762)	(51,941)

Net cash used by investing activities	(69,762)	(51,941)

Cash flows from financing activities:
Short-term advances from related parties, net	(49,496)	(2,992)
Proceeds from sale of common stock	391,000	–
Distributions to members	–	–
Proceeds notes payable to related parties	–	30,000

Net cash provided by financing activities	341,504	27,008

Net decrease in cash	(279,484)	(20,769)

Cash at beginning of year	340,523	20,919

Cash at end of period	$61,039	$150

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest to related party	$5,480	$2,027
Common shares issued for settlement of accrued liabilities	$126,250	$–

The accompanying notes are an integral part of the condensed consolidated financial statements.

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the condensed consolidated financial statements for the three and six months ended June 30, 2015 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10, as amended, filed with the SEC pursuant to Rule 12(b) under the Securities Act of 1934.

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

The accompanying condensed consolidated financial statements represent the results of operations, financial position and cash flows of Capital Art, Inc. (formerly Movie Star News, LLC), and its 100% owned subsidiary Capital Art, LLC for the three and six months ended June 30, 2015. All inter-company balances and transactions have been eliminated.

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

The following unaudited pro forma information is presented to reflect the operations of the Company as if the reverse merger had been completed on January 1, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2015	2014	2015	2014

Supplement pro forma combined results of operations:

Net sales	$35,040	$110,245	$376,282	$246,925
Net loss	(497,919)	(152,727)	(696,089)	(463,585)
Basic and diluted loss per common share	$–	$–	$–	$–

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the condensed consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2015 the Company had $61,039 cash on hand. At June 30, 2015 the Company has a retained deficit of $1,067,161. For the six months ended June 30, 2015 the Company had a net loss of $696,089 and cash used in operations of $551,226. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when future undiscounted cash flows resulting the use of the asset and its eventual disposition are less than the asset’s carrying amount. In such situations, the asset is written down to the present value of the estimated future cash flows. Factors that are considered when evaluating long-lived assets for impairment include a current expectation that it is more likely than not that the long-lived asset will be sold significantly before the end of its useful life, a significant decrease in the market price of the long-lived asset, and a change in the extent of manner in which the long-lived asset is being used. Based on management’s assessment there were no impairments at June 30, 2015 and December 31, 2014.

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

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	322,010,151	256,400,226	320,383,974	256,400,226

Effect of dilutive securities	–	–	–	–

Diluted weighted average common and potential common shares outstanding	322,010,151	256,400,226	320,383,974	256,400,226

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company is required to reserve and keep available of its authorized, but unissued shares of common stock an amount sufficient to effect shares due in connection with the Stock Purchase Agreement and Stock-Based Compensation to Non-Employees. As of June 30, 2015, shares reserved for future issuance comprised of the following:

Shares
Reserved
Shares to be issued to consultants	340,000
Shares to be issued to Frank Worth Estate	200,000
540,000

These shares were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

3.	ARCHIVAL IMAGES, AND PROPERTY AND EQUIPMENT

Archival images, and property and equipment as of June 30, 2015 and December 31, 2014 comprise of the following:

	June 30,	December 31,	Estimated
	2015	2014	Useful Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	707,051	676,215	10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	48,350	40,204	3 – 5 years
Furniture and fixtures	83,666	56,416	7 years
	3,621,513	3,555,281
Less accumulated deprecation	(400,747)	(213,729)
Total archival images, property and equipment, net	$3,220,766	$3,341,552

4.	FRANK WORTH COLLECTION

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

5.	ACCRUED LIABILITIES

Accrued liabilities at June 30, 2015 and December 31, 2014 comprise of the following:

	June 30,	December 31,
	2015	2014
Accrued payroll and related	$17,441	$8,242
Accrued management fee due to related party	5,781	5,781
Due to Frank Worth Estate	135,000	135,000
Interest payable to related parties	2,381	748
Accrued royalties due to Frank Worth Estate	–	30,000
Stock-based compensation due to non-employees	102,000	126,250
Fair value of limited edition prints due to consultant	–	250,000
Contingent liability for taxes assumed in reverse merger	91,000	91,000
Other	13,006	3,010
Total accrued liabilities	$366,609	$650,031

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On August 15, 2014, pre-merger CAPA entered into a four-month agreement for strategic management services with a consultant. In connection with the agreement, the consultant is to receive compensation of 5,500,000 shares of the Company’s common stock (See Note 8 – Shareholders’ Equity) and limited edition photographs for aggregate retail fair value of $250,000. The Company evaluated the transaction under the guidance in ASC 845-Nonmonetary Transactions. ASC 845 requires fair value of nonmonetary exchanges be recorded based on fair value inherent in the transaction. The Company determined the aggregate retail fair value of the prints totaling $250,000 represented the fair value of the reciprocal transfer between the Company and the consultant. The prints were earned upon execution of the agreement, and were delivered in March 2015, and included in revenues in the Company’s unaudited condensed consolidated statement of operations as of June 30, 2015.

In connection with the reverse merger on October 8, 2014, the Company determined a liability contingency for income taxes existed as of the merger date. The liability is to be reimbursed by a related party of pre-merger CAPA. This contingency has been accounted in accordance with ASC 805, which states that a liability from a contingency recognized as of the acquisition date is in the scope of ASC 450 – Contingencies, is not acquired or assumed in a business combination, shall continue to be recognized by the acquirer at its acquisition-date fair value. As of June 30, 2015 and December 31, 2014, contingent liability for income taxes totaled $91,000 which has been accounted for in accrued liabilities and due from related party.

6.	NOTES PAYABLE TO RELATED PARTIES

On August 1, 2013 the Company entered into an unsecured promissory note agreement with related party Dino Satallante for $100,000. The loan bears interest at 5%. The loan matured on July 14, 2014 and was extended to July 31, 2016. As of June 30, 2015 and December 31, 2014, $100,000 was outstanding under the unsecured promissory note agreement. Interest expense for the three and six months ended June 30, 2015 was $1,225 and $2,485, respectively. For the three and six months ended June 30, 2014 interest expense was $1,241 and $2,027, respectively.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar and Dino Satallante, both beneficial interest shareholders of the Company, for working capital purposes. The loans bear interest at 6% per annum. The loans mature on September 10, 2015, and were extended to December 31, 2016. See Note 10 – Subsequent Events. As of June 30, 2015, $20,500 and $20,500 was outstanding to Dino Satallante and Dreamstar, respectively. Total interest expense in connection with the two unsecured promissory note agreements for the three and six months ended June 30, 2015 was $605 and $1,220, respectively.

As of June 30, 2015 and December 31, 2014, interest payable in connection with the unsecured promissory note agreements with related parties was $2,381 and $748, respectively, and is included in accrued liabilities in the Company’s condensed consolidated balance sheets.

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	RELATED PARTY TRANSACTIONS

Due From/To Related Parties

The following table summarizes amounts due to the Company from related parties for funds advanced by the Company on behalf of related parties and funds advanced from related parties for short-term working capital purposes as of June 30, 2015 and December 31, 2014. These amounts have been included in the condensed consolidated balance sheets as current assets due from related parties and current liabilities due to related parties, respectively, and are due on demand.

	June 30,	December 31,
	2015	2014
Due from related parties:
Dino Satallante, beneficial interest shareholder	$1,350	$1,350
ICONZ Art, LLC, beneficial interest shareholder	13,735	–
Sam Battistone, beneficial interest shareholder	966	966
Stuart Scheinman, President of the Company and beneficial interest shareholder	2,379	–
Klaus Moeller, related party of pre-merger CAPA and beneficial interest shareholder	91,000	91,000
Total due from related parties	$109,430	$93,316

Due to related parties:
ICONZ Art, LLC, beneficial interest shareholder	$2,014	$2,014
Klaus Moeller, related party of pre-merger CAPA	521	4,562
MSN Holding Co., beneficial interest shareholder	28,272	28,272
Premier Collectibles, beneficial interest shareholder	85	85
Stuart Scheinman, President of the Company and beneficial interest shareholder	–	29,341
Total due to related parties	$30,892	$64,274

8.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of June 30, 2015, there were no shares of Preferred Stock issued and outstanding.

Stock Purchase Agreement

On August 14, 2014 pre-merger CAPA entered into a Stock Purchase Agreement with an investor for sale of 20,000,000 of the Company’s common stock at $0.05 per share, for total of $1,000,000 payable in installments in August 2014 through December 31, 2014. As of December 31, 2014, 6,000,000 ($300,000) common shares remained outstanding under the terms of the agreement, which has been included in the condensed consolidated balance sheets in current assets – stock subscription receivable and equity – common stock subscribed. As of June 30, 2015, $300,000 was received in connection with the outstanding stock subscription receivable for 6,000,000 shares.

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

Stock-based and Other Compensation to Non-Employees

On February 1, 2014, pre-merger CAPA executed a consulting agreement for services. The agreement specifies issuance of 500,000 shares of common stock at execution of the agreement and 3,500,000 shares upon introduction of a strategic business partner. As of December 31, 2014 875,000 shares of common stock with a fair value of $43,750 were unissued and included in accrued liabilities in the Company’s condensed consolidated balance sheets. The shares were issued as of June 30, 2015.

On August 15, 2014, pre-merger CAPA entered into a four-month agreement for strategic management services with a consultant. In connection with the agreement, the consultant is to receive compensation of 5,500,000 shares of the Company’s common stock payable in four equal installments. As of December 31, 2014, 1,650,000 shares of common stock with a fair value of $82,500 were unissued and included in accrued liabilities in the Company’s condensed consolidated balance sheets. The shares were issued as of June 30, 2015.

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

On January 2, 2015 the Company entered into a fixed price agreement with a consultant for website development services for total contract price of $193,000 payable in cash of $40,000 and 510,000 shares of the Company’s common stock with a stated fair value of $0.30 per share. As of June 30, 2015, 170,000 shares of common stock with fair value of $51,000 were issued. 340,000 shares of common stock were unissued for $102,000 which is included in accrued liabilities in the unaudited condensed consolidated balance sheets. See Note 5 – Accrued Liabilities.

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

On August 15, 2014, pre-merger CAPA entered into a four-month agreement for strategic management services with a consultant. In connection with the agreement, the consultant is to receive compensation limited edition photographs for aggregate retail fair value of $250,000. The Company evaluated the transaction under the guidance in ASC 845-Nonmonetary Transactions. ASC 845 requires fair value of nonmonetary exchanges be recorded based on fair value inherent in the transaction. The Company determined the aggregate retail fair value of the prints totaling $250,000 represented the fair value of the reciprocal transfer between the Company and the consultant. See Note 5 – Accrued Liabilities. The Company delivered the limited edition prints to the consultant in March 2015, which accounted for 66% of total revenues for the six months ended June 30, 2015. No other distributor or customer accounted for over 10% of total revenues for the three and six months ended June 30, 2015 and 2014.

CAPITAL ART, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 11, 2015 the Company entered into an exclusive marketing agreement with a distributor to distribute the Company’s vintage original fine art prints to fine art dealers and collector auction houses, as well as private third party collectors. Under the terms of the agreement the distributor is to receive 50% of the gross receipts from sales generated by the distributor.

As of June 30, 2015, and December 31, 2014, accounts receivable balances were not material to the Company’s condensed consolidated financial statements. There is significant financial risk associated with a dependence upon a small number of distributors and customers which could have an adverse effect on the Company’s future consolidated financial statements if these distributors were to leave. The Company’s intends to continue its investment in sales and marketing in order to increase distribution and demand for its products and adding content to its product lines, along with adding additional channels of distribution.

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

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. See “Forward Looking Statements” on page 3 of this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Results of Operations

Three and Six Month Periods Ended June 30, 2015 Compared to June 30, 2014

Our summary results are presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
Revenues	$35,040	$62,100	$(27,060)	(43.57)%	$376,282	$163,168	$213,114	130.61.%
Costs and operating expenses	(531,134)	(111,838)	419,296	374.91%	(1,066,331)	(212,697)	853,634	401.34%
Loss from operations	(496,094)	(49,738)	446,356	897.41%	(690,049)	(49,529)	640,5200	1,293.22%

Interest income (expense), net	(1,826)	(1,887)	(61)	(3.23)%	(6,040)	(2,672)	3,368	126.05%

Net loss	$(497,920)	$(51,625)	$446,295	864.49%	$(696,089)	$(52,201)	$643,8888	1,233.48%

Basic and diluted loss per common share	$–	$–			$–	$–

Weighted average basic and diluted shares outstanding	322,010,151	256,400,226			320,383,974	256,400,226

Revenues. Revenues by category and for the Company as a whole were as follows:

	Six Months Ended June 30,
	2015	2014	Change	% Change
Revenues	$376,282	$163,168	$213,114	130.61%

The Company derives its revenues from sales of its classic and contemporary limited edition photographic images and reproductions, with a focus on iconic celebrity images, through specialized fine art dealers and distributors, which includes, but is not limited to, third-party galleries, art consultants, and interior decorators, or directly to end consumers.

During the three months ended June 30, 2015, revenues decreased $27,060 (43.57%) to $35,040 from $62,100 for the same period in 2014. Product sales from third party on-line retailers accounted for 73% and 100%, respectively, of total sales for the three months ended June 30, 2015 and 2014. Sales to private end consumers accounted for 13% of total revenues for the three months ended June 30, 2015, while sales from private auction houses accounted for 8%. The remaining 6% of total revenues were derived from third party licensing fees.

For the six months ended June 30, 2015 total revenues increased $213,114 (130.61%) to $376,282 from $168,168 for the same period in 2014. For the six months ended June 30, 2015, product sales from third party on-line retailers and private end consumers accounted for 73% and 14%, respectively, of total revenues.

On August 15, 2014, pre-merger CAPA entered into a four-month agreement for strategic management services with a consultant. In connection with the agreement, the consultant received compensation of limited edition photographs for an aggregate retail fair value of $250,000. The Company evaluated the transaction under the guidance in ASC 845-Nonmonetary Transactions. ASC 845 requires fair value of nonmonetary exchanges be recorded based on fair value inherent in the transaction. The Company determined the aggregate retail fair value of the prints totaling $250,000 represented the fair value of the reciprocal transfer between the Company and the consultant. The prints were earned upon execution of the agreement, and were delivered in March 2015, and accounted for 66% of total revenues for the six months ended June 30, 2015.

100% of total revenues for the six months ended June 30, 2014 were product sales generated from third party on-line retailers.

For the three and six months ended June 30, 2015 total revenues excluding the fair value of the limited edition photographs to the consultant were $35,040 and $126,282, respectively, compared to total revenues for the three and six months ended 2014 of $62,100 and $163,168, total revenues decreased $27,060 and $36,886, respectively. The Company’s product sales are generated through sale of limited edition or reproductions from it’s a diverse collection of classic and contemporary limited edition photographic images and reproductions, with a focus on iconic celebrity images, which each sale is unique and driven by customer demand for certain, and often obscure, images. In private and online auction sales the Company stimulates buyer interest through marketing and sells the item to the highest bidder. In the case of generic photographs or reproductions, the Company sells the print at a fixed price which is based on the popularity and demand of the celebrity in the image. Excluding the fair value of the prints to the consultant, the decrease in revenues for the three and six months ended June 30, 2015 compared to the same period in 2014 was in part as a result of decreased volume of items sold due to the transition and integration of operations due to the reverse merger. The Company continues to invest its working capital resources in sales and marketing in order to increase the distribution and demand for its products and in adding content to its product along with adding additional channels of distribution, resulting in increases in volumes of goods being sold.

Fees paid to third party on-line retailers for the three months ended June 30, 2015 and 2014 were $6,041 and $12,629, respectively. For the six months ended June 30, 2015, fees paid to third party on-line retailers were $16,212 and $30,536, respectively. Selling and auction fees are included in cost of revenues and will vary depending on the online or auction house fee structure.

However, there is no guarantee the Company will generate sufficient revenues to continue operations. The Company estimates it will need approximately $1,000,000 in annual revenues to continue operations at its current operating level, without consideration given to investment in new sales and marketing channels. For the immediate future the Company plans to achieve this revenue target by ramping up fees earned from licensing imagery to media companies growing a network of global sales agents. The Company expects to continue incurring significant operating losses for the near future. If the Company is not successful in achieving revenues required to continue operations at its current operating levels within three to four months, or obtain additional financing, the Company’s operations will be significantly impacted, and the Company will be required to eliminate its headcount, and significantly scale back its operations, including up to the possibility of seeking a buyer for its vast collections and winding down its operations.

Costs and Operating Expenses.

Costs and operating expenses consisting primarily of cost of revenues, marketing and sales expenses, general and administrative costs, and depreciation expense, increased $419,296 and $853,634 for the three and six month periods ended June 30, 2015 compared to the same period in 2014, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
Cost of revenues	$42,378	$41,993	$385	0.92%	$116,276	$81,070	$35,206	43.43%
Product development, sales and marketing	197,131	5,900	191,231	3,241.20%	350,206	15,462	334,744	2,164.95%
General and administrative	197,219	45,807	151,412	330.54%	412,243	80,760	331,483	410.45%
Depreciation expense	94,406	18,138	76,268	420.49%	187,606	35,405	152,201	429.89%
Total costs and operating expenses	$531,134	$111,838	$419,296	374.91%	$1,066,331	$212,697	$853,634	401.34%

	Three Months Ended June 30,					Six Months Ended June 30,
	2015	2014	Change	% Change		2015	2014	Change	% Change
Prints, framing and related costs	$11,079	$6,937	$4,142	59.71%		$48,911	$15,579	$33,332	213.95%
Selling and auction fees	6,041	12,629	(6,588)	(52.17%	)	16,212	30,536	(14,324)	(46.91%	)

Cost of fulfillment and shipping	25,258	22,427	2,831	12.62%		51,153	34,955	16,198	46.34%
Total cost of revenues	$42,378	$41,993	$385	0.91%		$116,276	$81,070	$35,206	43.43%

Costs of revenues increased $385 (0.91%) to $42,378 for the three months ending June 30, 2015 compared to $41,993 for the same period in 2014. For the six months ended June 30, 2015, cost of revenues increased $35,206 (43.43%) to $116,276 from $81,070 for the same period 2014.

Gross profit as a percentage of total revenues was (21%) and 32% for the three months ended June 30, 2015 and 2014. For the six months ended June 30, 2015 and 2014, gross profit as a percentage of total revenues was 69% and 50%. Cost of sales mix will vary depending on the Company’s revenue mix.

The Company’s negative gross profit as a percentage of total revenues for the three months ended June 30, 2015 compared to the same period in 2014 is due to payroll costs associated with fulfillment labor costs on total revenues of $35,040. As the Company works with various channels to distribute its product, it continues to negotiate deals to reduce its overall fulfillment costs.

For the six months ended June 30, 2015 and 2014, gross profit as a percentage of revenues was 69% and 50%, respectively. Cost of revenues for the six months ended June 30, 2015 compared to 2014 increased due to costs associated with the limited edition photographs for an aggregate retail fair value of $250,000 delivered to the consultant in March 2015.

Prints, framing and related costs comprise of product cost associated with the Company’s sales of its classic and contemporary limited edition photographic images, costs associated with reproduction of archival images for sale, framing and other related costs. For the three months ended June 30, 2015 costs associated with prints, framing and related costs increased $4,142 to $11,079 (59.71%) from $6,937 during the same three month period in 2014. Costs associated with prints, framing and related costs increased $33,332 (213.95%) to $48,911 for the six months ended June 30, 2015 compared $15,579 during the same period in 2014.

Fees paid to third party on-line retailers for the three months ended June 30, 2015 and 2014 were $6,041 and $12,629, respectively. For the six months ended June 30, 2015 and 2014, selling and auction fees were $16,212 and $30,536, respectively. Selling and auction fees will vary depending on the online or auction house fee structure.

Product development, sales and marketing expenses increased $191,231 (3,241.20%) to $197,131 for the three months ending June 30, 2015 compared to $5,900 for the same period in 2014. For the six months ended June 30, 2015 product development, sales and marketing expenses increased $334,744 (2,164.95%) to $350,206 compared to $15,462 for the same period in 2014. Product development, sales and marketing expenses primarily consists of website development costs, sales and marketing salaries, as well as other expenses associated with marketing. The Company continues to utilize its working capital resources in sales and marketing in order to increase the distribution and demand for its products and to add content to its product lines along with adding additional channels of distribution.

On October 8, 2014 the Company entered into a reverse merger transaction. The operating expenses presented for the three and six months ended June 30, 2014 represent Movie Star News, LLC that operated as a private company prior to the reverse merger transaction, as compared to the combined company presented for the three and six months ended June 2015.

General and administrative costs increased $151,412 (330.54%) to $197,219 for three months ended June 30, 2015 compared to $45,807 in the same period 2014. The increase for the three months ended June 30, 2015 compared to 2014 comprise primarily of costs associated with the reverse merger, legal and accounting fees ($64,000); costs associated with investor relations, including fees, expenses and stock compensation ($25,000); and management consultants, administrative payroll and related costs ($34,000); and stock compensation to non-employee consultants totaling $15,000. The remainder of the increase is primarily due to general administrative expenses and increased costs associated with the Company’s facilities, insurance and other supplies during the three months ending June 30, 2015 compared to the same period in 2014.

For the six months ended June 30, 2015, general and administrative costs increased $331,483 (410.45%) to $412,243 from $80,760 in the same period 2014. The increase for the six months ended June 30, 2015 is primarily due to costs associated with the reverse merger, legal and accounting fees ($145,000); costs associated with investor relations, including fees, expenses and stock compensation ($80,000), management consultants, administrative payroll and related costs ($58,000); and stock compensation to non-employee consultants totaling $15,000. The remainder of the increase is primarily due to general administrative expenses and increased costs associated with the Company’s facilities, travel expenses, insurance and other supplies in 2015 over the same period in 2014.

Depreciation expense increased $76,268 (420.49%) and $152,201 (429.89%) for the three and six months ended June 30, 2015, respectively, from $18,138 and $35,405 in the same period 2014, respectively. The increase in depreciation expense for the three and six months ended June 30, 2015 compared to the same period in 2014 is primarily due to depreciation of the Company’s archival images, comprising primarily of the Frank Worth Collection acquired in the reverse merger transaction entered into on October 8, 2014. Depreciation expense related to the Frank Worth Collection for the three months ended June 30, 2015 was $69,250. For the six months ended June 30, 2015, depreciation expense related to the Frank Worth Collection was $138,500. The Company records archival images, and property and equipment at cost for purchases over $500. Archival images, property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from three to ten years. The Company capitalizes direct costs associated with improvements to archival images, and property and equipment in accordance with ASC 360 – Property, Plant, and Equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease.

Interest Expense – Related Party. Interest expense resulted from related party interest expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
Interest income (expense), net	$(1,826)	$(1,887)	$(61)	(3.23)%	$(6,040)	$(2,672)	$3,368	126.05%

On August 1, 2013 the Company entered into an unsecured Promissory Note agreement with a related party for $100,000.  The loan bears interest at 5%.  The loan matured on July 14, 2014 and was extended to July 31, 2016.  For the six months ended June 30, 2015 and 2014 total interest expense under the agreement was $2,485 and $2,027, respectively.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties for working capital purposes.  The loans bear interest at 6% per annum. The loans matured on September 10, 2015 and were extended to December 31, 2016.  Total interest expense in connection with the two unsecured promissory note agreements for the six months ended June 30, 2015 is $1,220.

As of June 30, 2015 and December 31, 2014, interest payable in connection with the unsecured promissory note agreements with related parties was $1,968 and $748, respectively, and is included in accrued liabilities in the Company’s condensed consolidated balance sheets.

Liquidity and Capital Resources

Six Months Ended June 30, 2015 Compared to June 30, 2014:

Cash totaled $61,039 and $150 at June 30, 2015 and 2014, respectively.  The change in cash is as follows:

	Six Months Ended June 30,
	2015	2014	Change
Cash (used in) provided by operating activities	$(551,226)	$4,164	$(555,390)
Cash used in investing activities	(69,762)	(51,940)	(17,822)
Cash provided by financing activities	341,504	27,008	314,496
Net decrease in cash	$(279,484)	$(20,768)	$(258,716)

As of June 30, 2015, the Company’s principal source of liquidity consisted of $61,039 in cash. Working capital, defined as net current assets minus net current liabilities, was a deficit of $229,875 as of June 30, 2015. Total cash used in operations during the six months ended June 30, 2015 was $551,226 compared to cash provided by operations of $4,164 during the six months ended June 30, 2014. Cash used in investing activities for the six months ending June 30, 2015 and 2014 was $69,762 and $51,940, respectively, for additions to the Company’s archival images, which consists of the Frank Worth Collection and other images, and direct costs associated with improvements to the archival images. Cash from financing activities totaled $391,000 in connection with proceeds from sale of common stock and settlement of stock subscription receivable during the six months ending June 30, 2015. This was offset by repayment of short-term advances totaling $49,496 to related parties. For the six months ended June 30, 2014, cash provided by financing activities totaled $27,008 due to proceeds from notes payable to related parties of $30,000, offset by repayment of short-term advances of $2,992.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the condensed consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2015 the Company had $61,039 cash on hand. At June 30, 2015 the Company has a retained deficit of $1,067,161. For the six months ended June 30, 2015 the Company had a net loss of $696,089 and cash used in operations of $551,226. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

However, there is no guarantee the Company will generate sufficient revenues to continue operations. The Company estimates it will need approximately $1,000,000 in annual revenues to continue operations at its current operating level, without consideration given to investment in new sales and marketing channels. For the immediate future the Company plans to achieve this revenue target by ramping up fees earned from licensing imagery to media companies by growing a network of global sales agents. The Company expects to continue incurring significant operating losses for the near future. If the Company is not successful in achieving revenues required to continue operations at its current operating levels within three to four months, or obtain additional financing, the Company’s operations will be significantly impacted, and the Company will be required to eliminate its headcount, and significantly scale back its operations, including up to the possibility of seeking a buyer for its vast collections and winding down its operations.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	For the six months ended June 30,
	2015	2014

Basic weighted average common shares outstanding	320,383,974	256,400,226

Effect of dilutive securities	–	–

Diluted weighted average common and potential
common shares outstanding	320,383,974	256,400,226

The Company is required to reserve and keep available of its authorized, but unissued shares of common stock an amount sufficient to effect shares due in connection with the Stock Purchase Agreement and Stock-Based Compensation to Non-Employees. As of June 30, 2015, shares reserved for future issuance comprised of the following:

Shares
Reserved
Shares to be issued to consultant	340,000
Shares to be issued to Frank Worth Estate	200,000
540,000

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

