Form 10-K
period 2015-12-31
Capital Art, Inc.
filed 2017-03-01
CIK 1527844

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

__________________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number: 000-55370

CAPITAL ART, INC.

(Exact name of registrant as specified in its charter)

Delaware		27-0746744
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

6445 South Tenaya Way, B-130 Las Vegas, Nevada	89113	702-722-6113
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock.

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant as of February 28, 2017 was $35,036,149.

As of February 28, 2017, the Registrant had 325,570,524 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements regarding Capital Art, Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this Report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I

Item 1.  Business.

History

Capital Art, Inc. (the “Company,” “we,” “us,” “our” or “Capital Art”) was originally incorporated on September 20, 2004, in the State of Delaware under the name “Blog8.” Since incorporation we have changed our name numerous times and have been known as “Securiteyes,” “Medify Solutions Limited,” “Patel Incorporated” and “Gleeworks, Inc.” We amended our Certificate of Incorporation and changed our name to Capital Art, Inc. on April 28, 2011.

Our principal place of business is located at 6445 South Tenaya Way, Suite B-130, Las Vegas, NV 89113. Our website is www.capitalart.com.

Gleeworks, Inc., Acquisition of Capital Art, LLC

On May 9, 2011, Gleeworks, Inc. (“Gleeworks”) acquired Capital Art, LLC, pursuant to a business combination (the “Gleeworks Agreement”) whereby the entire outstanding membership interest of Capital Art LLC was exchanged for 7,498,000 shares of common stock of Gleeworks on a one share for two units basis, representing approximately 51% of the issued and outstanding shares of Gleeworks. Prior to the acquisition, Gleeworks operated a business engaged in the apparel industry. As a result, Capital Art, LLC, is now a wholly-owned and operating subsidiary of Capital Art, Inc. We closed the apparel business shortly thereafter.

Current Business

We currently are engaged in the business of selling and managing classic and contemporary, limited edition photographic images and reproductions, with a focus on iconic celebrity images, by acquiring ownership or rights to collections of rare iconic negatives and photographs. We also make available images for publications and merchandizing by third parties.

Our objective is to become the largest repository of archival pop culture photography in the online world. To this end, we have been and continue to search for photographic archives. We believe the market is unknown and has not been tested, making this business similar to a start-up business. These archives may be purchased outright or we may enter into reproduction or licensing agreements with the owners of the archives. These opportunities are typically (1) photographers who are looking to monetize their archives, or (2) media companies that are either seeking to dispose of the archive or seeking a method to derive revenues from the archive. These opportunities exist both in the United States and abroad, and we continue to search for value wherever it may be geographically located. Our ability to acquire such archives or rights is dependent, however, on our ability to raise additional capital in order to have funds to make such acquisitions. As of the date of this report we do not have any agreement or understanding with any investment banking, venture capital or other entity to provide us with this funding and there are no assurances that we will be able to obtain this funding in the future. Failure to obtain this funding may have a material detrimental impact on our ability to implement our business plan. See “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” below.

Photographic assets are the basis for whatever competitive advantage we may have, and we take steps to protect such assets, including, but not limited to, maintaining insurance to protect against loss or theft of more than five times the actual value.

We currently invest our working capital resources in sales and marketing in order to increase the distribution and demand for our products and in adding content to our product along with adding additional channels of distribution, resulting in increases in volumes of goods being sold. As part of increasing our product offerings, we have been and continue to search for photographic archives that can be acquired at wholesale or below market prices. These archives may be acquired purchased or we may enter into reproduction or licensing agreements with the owners of the archives. These opportunities are typically (1) photographers who are looking to monetize their archives, or (2) media companies that are either seeking to dispose of the archive or seeking a method to derive revenues from the archive.

Our business is generated through operations of our three divisions, including:

•	Sale of original vintage prints. On May 11, 2015 we entered into an exclusive marketing agreement with a distributor to distribute our vintage original fine art prints to fine art dealers and collector auction houses, as well as private third party collectors. Under the terms of the agreement the distributor receives 50% of the gross receipts from sales generated by it. This distributor accounted for 27% of our total revenues for the year ended December 31, 2015, the initial year of operations of this division;

•	Sale of fine art prints, including limited editions; and

•	Sale of open addition prints and other digital images. Currently, we offer these on 10 different independent websites.

Following is a description of the images and reproductions we have acquired to date:

Frank Worth Photographic Reproduction and Marketing Rights Agreement

On October 10, 2011, we entered into a memorandum of understanding as an interim agreement with the Estate of Frank Worth (the “Frank Worth Estate”) whereby the Frank Worth Estate agreed to exclusively grant us all rights in perpetuity to reproduce prints from Frank Worth negatives and to use of the Frank Worth name, signature and intellectual property in exchange for the payment of $50,000 and a 7.5% royalty on all revenue received by us from the sale of any and all Frank Worth prints, products and use whatsoever of Frank Worth’s name, likeness, story and biography.

Subsequently, on November 18, 2011, we and the Frank Worth Estate entered into a Photographic Reproduction and Marketing Rights Agreement (the “Frank Worth Reproduction Rights Agreement”). Pursuant to the Frank Worth Reproduction Rights Agreement, the Frank Worth Estate granted us the exclusive global reproduction rights to all negatives, prints, products and other materials from the Frank Worth collection, including the use of the Frank Worth seal, Frank Worth’s name, likeness, publications and biography, plus merchandising and product selling rights as well as exclusive rights to the signature of the Frank Worth Estate’s executor (the “Executor”) in conjunction with any and all Certificates of Authenticity printed by us that accompany limited edition prints (the “Frank Worth Archive”). In consideration for the exclusive rights, we paid to the Frank Worth Estate a purchase price of $50,000 and agreed to make continuous payments of a monthly royalty amount of 7.5% of all net sales, with an annual minimum guarantee of $50,000. In June 2014, the Frank Worth Estate agreed to a reduced minimum royalty guarantee payment for 2013 and 2014 of $30,000 for each year. The Frank Worth Reproduction Rights Agreement also granted us the right to buyout the exclusive agreement from the Frank Worth Estate at any time for $250,000.

On November 12, 2014, the Frank Worth Estate agreed to accept $155,000 and 200,000 shares of our Common Stock in exchange for sole and exclusive, world-wide, royalty free rights to all negatives, prints, products and other materials we possessed including the use of the Frank Worth seal, Frank Worth’s name, likeness, publications and biography plus merchandising and selling rights. We paid $30,000 on execution in January 2015 in connection with November 12, 2014 agreement. The requirement to pay the balance of $125,000 and the requirement to issue 200,000 shares were both eliminated as a result of an arbitration action that was concluded in October 2016. See Part I, Item 3, Legal Proceedings.”

On October 18, 2016, an arbitration hearing was held on this matter. On October 28, 2016, the arbitrator issued an amended award, finding the 2011 Agreement to remain valid, but also recognizing our demand for clean title to the 38 Key images. Thus, we were ordered to pay Claimant $70,000 as final payment due under the November 12, 2014 agreement, payable to the Claimant no later than February 23, 2017. We were granted an award for delivery of clean title of the 38 Key images no later than February 23, 2017. In the event the Claimant provides such clean title by that deadline, the parties have the option to comply with the 2011 agreement and enter into negotiations for a new royalty agreement on the 38 Key images. In the event Claimant does not deliver clean title, we shall retain possession of the entire collection, including the 38 Key images with no further obligation to pay royalties. Claimant failed to deliver clean title by February 23, 2017.

In the interim, we learned that Claimant is the subject of an action in a California Probate Court action challenging his actions as Executor of the Estate after March 2008.  At that time Claimant was discharged as Executor of the Estate and he had no legal authority from that point on to represent the interests of the Estate, including entering into the agreements that were the subject of the Arbitration.  That information has led us to secure the $70,000 final payment until such time as the California Probate Court determines the appropriate recipient. See “Part I, Item 3, Legal Proceedings,” below.

On February 28, 2017, the parties agreed to dismiss this action with prejudice.

Finally, on January 26, 2017, Claimant filed a separate civil suit against us in Nevada District Court. This new suit seeks to vacate the decision of the Arbitrator in the Binding Arbitration.  Claimant is dissatisfied with the results of the Binding Arbitration, notwithstanding his agreement to be bound by the decisions of the Arbitrator. We have challenged whether Claimant has standing to pursue this action because of his lack of status as an Executor, and his lack of any status as a Beneficiary of the Estate.

Movie Star News, LLC, Acquisition

On October 8, 2014, we entered into an Asset Purchase Agreement with Movie Star News, LLC (“MSN”) pursuant to which we acquired a collection consisting of approximately 100,000 negatives, certain other negatives including the Bettie Page collection and approximately 1 million 8" by 10" Black & White Photographs, including all copyrights owned by MSN for the collection in exchange for 256,400,226 shares of our Common Stock. We have classified this acquisition as a “reverse acquisition” for accounting purposes.

After giving effect to the acquisition and the issuance 256,400,226 shares of our Common Stock to the former members of MSN, combined with 42,348,057 shares of Common Stock that were issued and outstanding at the time of this transaction, we had 298,748,283 shares of our Common Stock issued and outstanding, resulting in the shareholders of pre-merger CAPA collectively owning approximately 14%, and the former MSN members owning approximately 86%, of our outstanding Common Stock.

Acquisition of Globe Photos, Inc.

On July 22, 2015, we entered into an Asset Purchase Agreement with Globe Photos, Inc. (“Globe”), a New York corporation, to purchase of substantially all of the assets of Globe, which principally comprised of photographer contracts granting us the right to exploit copyrights, digital and tangible photographs, payable $250,000 in cash and shares of our Common Stock valued at $150,000 (the “Globe Agreement”) to be transferred to Globe sixty (60) days after closing subject to satisfaction of successful termination of certain subagent agreements by Globe.

Per the Globe Agreement, $180,000 in cash was held in reserve by us to insure Globe’s full performance and compliance with all terms of the agreement. We began to release monthly payments of $10,000 to Globe beginning August 22, 2015. As of December 31, 2015, the total reserve payable to Globe Photos, Inc. was $130,000. This balance was paid off February 23, 2017.

The Globe Agreement called for the Common Stock to be transferred to Globe sixty (60) days after closing subject to satisfaction of successful termination of certain subagent agreements by Globe. Globe retained these certain subagent agreements, but was not able to successfully terminate these agreements. As such, the number of shares required to be issued was reduced to 352,941 (valued at $120,000), thereby reducing the total purchase price of the assets acquired from $400,000 to $370,000. See “Notes to Consolidated Financial Statements – Note 4.”

As a form of liquidity protection the Globe Agreement provides Globe with a a limited put option in connection with the Common Stock issued to it, beginning eighteen (18) months after the closing date (January 2017), whereas we have up to fifteen (15) successive monthly options, with no less than thirty (30) days’ notice for each, which requires us to repurchase from Globe up to 1/15th of the shares of common stock in Globe’s possession (232,529 shares) that were issued, at a price per share equity to the market price per share ($0.34) on the effective date of the original share transfer to Globe. The exercise of any put option is not conditioned upon exercise of any prior put option. To date we have made two payments of $8,000 per payment.

Material Subsequent Events

Proceeds from Auctions of Royalty Rights

On March 8, 2016, we entered into a Listing Agreement with Royalty Network, LLC, d/b/a Royalty Exchange, for auction of a 50% ownership of photographic copyrights of certain celebrity archival images owned by us. In addition, the sale also assigns the winning bidder the right to receive 50% of the future share of income derived from the assigned images. From April 1 through December 31, 2016, we received gross proceeds of $346,500 from five separate auctions of these rights and retained all exclusive licensing authority over the images. We also have been provided a buyback option to buy back the 50% ownership of the rights for two times the original gross auction proceeds of $792,000 for one to two year periods ranging from August 12, 2017 through November 18, 2018.

We provide access to photos that we owned to the auction house, who selects specific photos which will be offered at auction. These selected photos are placed in quarterly HYee auctions, along with other photos owned by the auction house. All photos start at a reserved price of $.99 cents.  Bids are made on each piece by customers until the closing day and time. The total amount bid for one of our photos is what the customer agrees to pay for the photo, not including shipping, which is paid to the auction house. We book the full amount paid for our photo as gross revenue on our Consolidated Financial Statements. Pursuant to our agreement the auction house withholds 50% of these gross revenues and issues a payment to us for the remaining 50%

Archive Acquisition Agreements

On March 23, 2016, we entered in an agreement to purchase a celebrity photograph archive of 200,000 original vintage prints from Photoshot License Limited, a UK corporation, for total purchase price of $55,000. In addition, we paid a finder’s fee of $10,000 to a consultant in connection with the purchase of the archives. Per the terms of the agreement, the photographs may only be sold as a physical asset and we do not have the right to license the images. As of the date of this Report we believe that the value of these assets exceeds $2 million. This acquisition has provided us with significant diversification of our collectibles.

Also, effective June 1, 2016, we entered into three separate non-exclusive license agreements for the use of licensed images and trademarks through December 31, 2019. Under the terms of the agreements, we are required pay a royalty of 10% on net sales. The agreements call for combined annual guaranteed minimum royalties per year of $150,000 based on combined minimum sales of $1,500,000 per year. We were was required to pay advances related to 50% of the first year’s royalties totaling $75,000 upon execution of the agreements. In February 2017 we paid for two of these licenses for $25,000. We intend to pay the balance of $50,000 in March 2017.

These acquisitions were the Authentic Brands Licensing Agreements for worldwide licenses from the Marilyn Monroe Estate, the Elvis Presley Estate and the Muhammad Ali estate. These licenses allow us to use these icons names and likenesses which allows us to being our product lines into mass retail.

Products and Services

We offer our customers a variety of photographic images in different mediums such as select photographs that are limited in the number of copies, each copy with a unique number and certificate of authenticity signed by the Frank Worth Estate, with a premium price and mass reproductions of different photographic negatives sold at a lower price.

Our customers operate in a variety of industries, such as galleries, hotels, magazines and other publications, interior decorating and direct to consumers through third party online merchandising companies.

We work with different third party manufacturers and suppliers to produce our photographic products.

Sales, Marketing and Distribution

We do not have an in-house sales staff. We reach our customers through diverse marketing channels, including our website, events and interactive campaigns. Marketing activities aim to build awareness for our brands and drive revenue by promoting newly acquired images as well as images existing in our collection.

As of the date of this Report we are in the process of setting up individual divisions to target the Interior Design industry, the Fund Raising industry and the Hospitality industry. We have exhibited at the World Market Place tradeshow twice in the past three years. Currently only a small percentage of our revenues is associated with these divisions. However, while no assurances can be provided, we expect significant growth over the next 3-5 years through interactive campaigns conducted with up to 50 unaffiliated online retainers, including 1stdibs and other targeted niche websites like art.com, paddle8.com, artnet.com and others.

We sell our photographic images and reproductions through third-party galleries, art consultants, interior decorators and directly to consumers. We also reproduce mass quantities of different photographs from our collection, which are sold through third party on-line retailers.

We have several websites, each targeted to specific consumers including high-end fine art, and lower end open edition prints. We have identified over 50 3rd party online retailers that we can sell through and give a percentage of sales to each of the online retailers. These percentages usually average around 20%. We have several programs currently in place with websires including 1st dibs, stylemined, Lumas, art net and others and expect to expand these sales over the first 2 quarters of 2017. We have been targeting these sales channels for the past 2 years.

We expect to continue to pursue contracts to diversify revenues, and to develop additional websites for retail clients to purchase our prints, but also as a portal for our interior decorator, third party gallery and charity partners. The downside is that there are a limited number of interior decorators, galleries and charity partners which produce higher revenues than on-line sales, and while we actively pursue such contracts, our success will depend upon our ability to obtain such contracts for sales and also upon our ability to acquire a larger depository.

In November 2014 we entered into an agreement with Fiero LLC (“Fiero”) to have Fiero build a website that will act not only as a site for retail clients to purchase our prints, but also as a portal for our interior decorator, third party gallery and charity partners. The agreement provided for Fiero to provide website design, development, content management systems, ecommerce and auction integration and administration that includes behavioral design infrastructure and data integration with our internal systems. The agreement also provided for post-production support, hosting service, site monitoring and reporting functions. The total cost was $193,000, including a cash payment of $40,000 and the issuance of 510,000 shares of our Common Stock. Fiero ceased operations in December 2016, prior to fulfilling their obligations under the agreement. As of December 31, 2015, 170,000 shares of these common shares had been issued. Subsequently, we issued an additional 229,300 shares, leaving, leaving 110,700 shares unissued. We subsequently retained High Touch Solutions to handle our website design work. They do not charge to develop websites, but charges a monthly fee of $80 once the website is set up and approved. This fee includes service and support and we feel individual niche websites are the way to go moving forward.

On January 1, 2015, we entered in a 12-month agreement for non-exclusive investment banking advisory services with Vista Partners for total consideration of 2,000,000 shares of our Common Stock. The agreement was subsequently extended additional 6-months with no other changes to the terms of the original agreement. The shares were payable within 14 days of the effective date of the agreement and deemed earned in full upon execution of the agreement. The shares were issued in May 2015. The agreement may be renewed for an additional 12-month term whereby we, in our sole discretion, may elect to pay the investment banking advisor $400,000 cash or an equivalent amount in shares of our common stock based upon the thirty day volume weighted average price for thirty trading days prior to renewal. We have no intention of extending this agreement.

We are exploring the possibility of opening company-owned galleries in Las Vegas and other major cities like Los Angeles. However, as of the date of this report we have no definitive plans or arrangements with respect to operating galleries. We are adding relationships with third party galleries, websites and interior decorators that can sell our images to their clients. We are also creating a charity sales plan whereby charities can use our photos for fund raising activities. We intend to make over 3 million images available for publication on a world-wide basis for print and digital licensing where we would be paid royalties when our photographs are used. We are also exploring the possibility of forming partnerships with major companies who can sell our prints to their client base on a revenue-split basis. These companies include Art.com and other online and bricks and mortar companies. There are no assurances these efforts will be successful.

Competition

Most of our competitors have substantially greater financial, technical and human resources than we have. The market for iconic photographic images and related services is highly competitive. We believe that the principal competitive factors include name recognition, company reputation, the quality, relevance and breadth of the content in a company’s collections and the quality of contributing photographers and other partners under contract with a company. Additionally, we also face competition in connection with factors relating to the business and our infrastructure such as effective use of current and emerging technology, customer service and customer relationships, pricing and licensing models, policies and practices and accessibility of content and speed and ease of search and fulfillment.

Some of our current and potential significant competitors include other general visual content providers such as Corbis Corporation. We also face significant competition from specialized visual content companies that are well established in their local, content or product-specific market segments such as Reuters Group, the Associated Press, and ZUMA Press, Inc.

There are also hundreds, if not thousands, of small photography agencies, image content aggregators and individual photographers throughout the world with whom we compete.

Our competition includes retail photography galleries and websites selling photography such as art.com, artspace.com and rockpaperphoto.com. We believe that we are highly competitive because we own our photographic negatives and do not have to split sales proceeds with photographers who own their intellectual property rights, which is the industry standard.

Intellectual Property

Most of our collection of iconic photographic images were acquired and are owned by us. A small percentage of the images in our collection are obtained through reproduction or licensing agreements, wherein we pay a royalty based on the percentage of revenues we receive from the use of the licensed images. As such, currently such agreements are limited and not material.

To this end, we have been and continue to search for photographic archives. We believe that our successes over the past 18 months that these archives can be monetized multiple ways, through our collectibles, licensing and retail divisions, depending upon the structure and content of each archive. These archives may be purchased outright or we may enter into reproduction or licensing agreements with the owners of the archives. These opportunities are typically (1) photographers who are looking to monetize their archives, or (2) media companies that are either seeking to dispose of the archive or seeking a method to derive revenues from the archive. These opportunities exist both in the United States and abroad and we continue to search for value wherever it may be geographically located.

Our management believes that the market is significantly undervaluing physical photographic assets for both individual photographers seeking to monetize their collections and media companies seeking to dispose of their archives because of the investment required to digitize and then monetize them. We have created an infrastructure and workflow process in order to digitize these assets at a low cost which we believe gives us a competitive advantage for purchasing from all sources.

We utilize the following criteria when evaluating archives:

•	The age of the archives;
•	How/If the archive is organized;
•	The type of media in the archive;
•	The subject matter of the archive;
•	The rarity of the subject matter;
•	The photographer(s) represented in the archive; and
•	The nature and the strength of the rights associated with the archive.

In this respect single photographer archives are desirable because copyrights are often easily ascertained to be owned by the photographer. We can market and build the reputation of the photographer to enhance the value of the archive. In addition, we believe we can better control the market for the works of individual photographers. Reproduction and licensing agreements are often more desirable because they typically require low or no upfront cash commitments. In these agreements content providers are usually paid mostly through royalties on sales. Owning copyright or having rights to copyrights significantly impact our gross margins. On the other hand, purchasing copyrights outright while reducing cash, increases intangible assets and generates higher gross margins. Reproduction and licensing agreements do not significantly impact our balance sheet but generate much lower gross margins.

Our ability to acquire such depository is dependent on our ability to raise additional capital in order to have funds to make such acquisitions. See “Part II, Item 7, Management’s Discussion – Liquidity and Capital Resources.”

Employees

As of December 31, 2015 and 2014, we had 7 and 6 employees, respectively, of which 5 were full-time, including one marketing person, an office manager, 2 scanners and management. We also utilize consultants on an as needed basis. None of our employees are members of any union. We believe our relationship with our employees is excellent.

Government Regulations

We are not subject to any extraordinary governmental regulations.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Item 1A. Risk Factors.

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office and headquarters is located at 6445 South Tenaya Way, B-130, Las Vegas, Nevada 89113 where we lease 4,606 square feet of commercial space for a monthly rental payment of $3,270 per month, plus common area maintenance fees, which lease, as amended, expires October 31, 2019. This lease provides for annual base rent escalation of 3%. The original lease provides for an option to extend for an additional two years, in our discretion. We believe this space will be sufficient for our operations in the foreseeable future.

We also lease storage space locally to house art and photography stock. Our printing, framing, packing and shipping facilities are provided by third-parties.

Item 3. Legal Proceedings.

On October 10, 2011, we entered into a memorandum of understanding as an interim agreement with the Estate of Frank Worth (the “Frank Worth Estate”) whereby the Frank Worth Estate agreed to exclusively grant us all rights in perpetuity to reproduce prints from Frank Worth negatives and to use of the Frank Worth name, signature and intellectual property in exchange for the payment of $50,000 and a 7.5% royalty on all revenue received by us from the sale of any and all Frank Worth prints, products and use whatsoever of Frank Worth’s name, likeness, story and biography.

Subsequently, on November 18, 2011, we and the Frank Worth Estate entered into a Photographic Reproduction and Marketing Rights Agreement (the “Frank Worth Reproduction Rights Agreement”). Pursuant to the Frank Worth Reproduction Rights Agreement, the Frank Worth Estate granted us the exclusive global reproduction rights to all negatives, prints, products and other materials from the Frank Worth collection, including the use of the Frank Worth seal, Frank Worth’s name, likeness, publications and biography, plus merchandising and product selling rights as well as exclusive rights to the signature of the Frank Worth Estate’s executor (the “Executor”) in conjunction with any and all Certificates of Authenticity printed by us that accompany limited edition prints (the “Frank Worth Archive”). In consideration for the exclusive rights, we paid to the Frank Worth Estate a purchase price of $50,000 and agreed to make continuous payments of a monthly royalty amount of 7.5% of all net sales, with an annual minimum guarantee of $50,000. In June 2014, the Frank Worth Estate agreed to a reduced minimum royalty guarantee payment for 2013 and 2014 of $30,000 for each year. The Frank Worth Reproduction Rights Agreement also granted us the right to buyout the exclusive agreement from the Frank Worth Estate at any time for $250,000.

On November 12, 2014, the Frank Worth Estate agreed to accept $155,000 and 200,000 shares of our Common Stock in exchange for sole and exclusive, world-wide, royalty free rights to all negatives, prints, products and other materials we possessed including the use of the Frank Worth seal, Frank Worth’s name, likeness, publications and biography plus merchandising and selling rights. We paid $30,000 on execution in January 2015 in connection with November 12, 2014 agreement. The requirement to pay the balance of $125,000 and the requirement to issue 200,000 shares were both eliminated as a result of an arbitration action that was concluded in October 2016.

We made no further payments under the November 12, 2014 agreement because we believed that Claimant sold the rights to 38 key images to Apsara, Inc. in 2007 and failed to disclose such prior sale to us. We also brought a counterclaim for breach of the November 12, 2014 agreement against Claimant for failure to disclose the previous sale of 38 key images which we had purchased under the Frank Worth Reproduction Rights Agreement and the subsequent November 12, 2014 agreement.

Subsequent Event

On July 6, 2016, Stuart Harris, as an individual and as purported Executor of the Estate of Frank Worth (“Claimant”) filed a Statement of Claim with the American Arbitration Association against us alleging breach of the Frank Worth Reproduction Rights Agreement entered into on November 18, 2011 for royalties allegedly due. The Frank Worth Reproduction Rights Agreement called for royalty payments to be paid to Claimant by us for the exclusive global reproduction rights to all negatives, prints, products and other materials from the Frank Worth collection. However, on November 12, 2014, Claimant had previously agreed to accept $155,000 and 200,000 shares of our Common Stock in exchange for sole and exclusive, world-wide, royalty free rights to all negatives, prints, products and other materials in our possession, including the use of the Frank Worth seal, Frank Worth’s name, likeness, publications and biography plus merchandising and selling rights. We paid $30,000 to the Claimant in January 2015 in connection with November 12, 2014 agreement. The Statement of Claim also sought an award for breach of the November 12, 2014 agreement.

In the interim, we learned that Claimant is the subject of an action in a California Probate Court action challenging his actions as Executor of the Estate after March 2008. At that time Claimant was discharged as Executor of the Estate and he had no legal authority from that point on to represent the interests of the Estate, including entering into the agreements that were the subject of the Arbitration. That information has led us to secure the $70,000 final payment until such time as the California Probate Court determines the appropriate recipient.

On February 28, 2017, the parties agreed to dismiss this action with prejudice.

There are no other pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, or any owner of record or beneficially of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the over the counter pink sheets under the trading symbol “CAPA.” Trading volume in our Common Stock is very limited. As a result, the trading price of our Common Stock is subject to significant fluctuations.

There can be no assurance that a liquid market will develop in the foreseeable future.

Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The following table sets forth the high and low bid quotations for our Common Stock as reported on the on the pink sheets for the periods indicated.

	High	Low
	$	$

Fiscal 2014
First Quarter	0.20	0.20
Second Quarter	0.40	0.04
Third Quarter	0.39	0.16
Fourth Quarter	0.71	0.15

Fiscal 2015

First Quarter	0.60	0.45
Second Quarter	0.60	0.35
Third Quarter	0.55	0.17
Fourth Quarter	0.70	0.34

As of February 28, 2017, the closing price of our Common Stock was. $0.50 per share.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

As of the date of this Report, our Common Stock is defined as a “penny stock” under the Securities and Exchange Act. It is anticipated that our Common Stock will remain a penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;
•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Holders

As of December 31, 2015, there were 325,341,224 shares of our common stock issued and outstanding, which were held by 182 stockholders of record, not including those persons holding shares in “street name.” As of the date of this Report there were 325,570,524 Common Shares issued and outstanding, held by 189 holders of record, not including those persons holding shares in “street name.”

Stock Transfer Agent

Our stock transfer agent for our securities is Island Stock Transfer, 15500 Roosevelt Blvd., Suite 301, Clearwater, FL 33760, phone 727-289-0010.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov. As of the date of this report we need to file three quarterly reports for 2016, which we intend to file in the near future.

Item 6.  Selected Financial Data.

As a smaller reporting company, we are not required to provide this information.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview and History

We were originally incorporated on September 20, 2004, in the State of Delaware under the name “Blog8.” Since incorporation, we have changed our name numerous times and have been known as “Securiteyes,” “Medify Solutions Limited,” “Petel Incorporated” and “Gleeworks, Inc.” We amended our Certificate of Incorporation and changed our name to Capital Art, Inc. on April 28, 2011.

On May 9, 2011, Gleeworks, Inc. (“Gleeworks”) acquired Capital Art, LLC, pursuant to a business combination (the “Gleeworks Agreement”) whereby the entire outstanding membership interest of Capital Art LLC was exchanged for 7.498,000 shares of common stock of Gleeworks on a one share for two units basis, representing approximately 51% of the issued and outstanding shares of Gleeworks. Prior to the acquisition, Gleeworks operated a business engaged in the apparel industry. This business was subsequently closed. As a result, Capital Art, LLC, is now a wholly-owned and operating subsidiary of Capital Art, Inc.

We currently are engaged in the business of selling and managing classic and contemporary, limited edition photographic images and reproductions, with a focus on iconic celebrity images, by acquiring ownership or rights to collections of rare iconic negatives and photographs. We also make available images for publications and merchandizing by third parties.

We have never been subject to any bankruptcy proceeding. Our principal place of business is located at 6445 South Tenaya Way, Suite B-130, Las Vegas, NV 89113. Our website address is www.capitalart.com.

Results Of Operations

Comparison of Results of Operations for our fiscal years ended December 31, 2015 and 2014

A summary of our results of operations is presented below:

	2015	2014	Change	% Change
Revenues	$857,569	$254,926	$602,643	236.4%
Cost of revenues	376,164	173,841	202,323	116.4%
Gross profit	481,405	81,085	400,320	493.7%
Operating expenses	1,837,537	666,130	1,171,407	175.9%
Loss from operations	(1,356,132)	(585,045)	771,087	131.8%
Interest income (expense), net	(6,261)	(9,317)	(3,056)	(32.8)%
Gain on bargain purchase	–	214,035	(214,035)	(100.0)%

Net loss	$(1,362,393)	$(380,327)	$(982,066)	258.2%
Basic and diluted loss per common share	$–	$–

Weighted average basic and diluted shares outstanding	321,910,400	268,407,275

Revenues.  Revenues by category and for us as a whole were as follows:

	2015	2014	Change	% Change
Licensing fees	$58,922	$–	$58,922	100.0%
Print sales	798,647	254,926	543,721	213.3%
Total revenues	$857,569	$254,926	$602,643	236.4%

We derive our revenue from sales of our classic and contemporary limited edition photographic images and reproductions, with a focus on iconic celebrity images, through specialized fine art dealers and distributors, which includes, but is not limited to, third-party galleries, art consultants, and interior decorators, or directly to end consumers.

During our fiscal year ended December 31, 2015, revenues increased $602,643 (236.4%) to $857,569 from $254,926 in revenue during the year ended December 31, 2014. The increase in revenue was in part as a result of an increase in sales generated from private auction sales and private end consumers. Our product sales are generated through sale of limited edition or reproductions from our collection of classic and contemporary limited edition photographic images and reproductions. In private and online auction sales we stimulate buyer interest through marketing and sell the item to the highest bidder. We also began generating revenue from licensing fees during 2015 that we did not generate in 2014. The increase in licensing fees during the year ended December 31, 2015, was primarily due to licensing of digital imagery content acquired from Globe to media companies, both directly and through a network of agents. See “Part I, Item 1, Business.”

During the fiscal years ended December 31, 2015 and 2014, our revenue mix was generated from the following sources:

	2015	2014	Change	% Change
Third party on-line retailers	$155,611	$239,630	$(84,019)	(35.1)%
Private end consumers	346,351	15,296	331,055	2,164.3%
Private auction houses	296,685	–	296,685	100.0%
Third party license fees	58,922	–	58,922	100.0%
Total revenues	$857,569	$254,926	$602,643	236.4%

Revenue derived from third party on-line retailers decreased in 2015 due to the decrease in popularity of flash sale sites, which were very popular until 2014. We had focused our online marketing efforts on these sales. Due to the growth of the internet, online retailers are now more sophisticated and are looking for better product offerings and diversity of product. As discussed in “Part 1, Item 1, Business,” above, we have engaged in various acquisitions in order to meet this changing market.

On May 11, 2015 we entered into an exclusive marketing agreement with a distributor to distribute our vintage original fine art prints to fine art dealers and collector auction houses, as well as private third party collectors. Under the terms of the agreement the distributor receives 50% of the gross receipts from sales generated by it. This distributor accounted for 27% of total revenues for the twelve months ended December 31, 2015. We did not generate any revenues from this situation in 2014.

On August 15, 2014, we entered into a four-month agreement for strategic management services with a consultant. In connection with the agreement the consultant (private end consumer) receives compensation limited edition photographs for aggregate retail fair value of $250,000. We evaluated the transaction under the guidance in ASC 845-Nonmonetary Transactions. ASC 845 requires fair value of nonmonetary exchanges be recorded based on fair value inherent in the transaction. We determined the aggregate retail fair value of the prints totaling $250,000 represented the fair value of the reciprocal transfer between us and the consultant. We delivered the limited edition prints to the consultant in March 2015, which accounted for 29% of total revenues for the twelve months ended December 31, 2015.

On July 22, 2015, we entered into an Asset Purchase Agreement with Globe Photos, Inc. (“Globe”), a New York corporation, for purchase of substantially all of Globe’s assets. The increase in licensing fees for the twelve months ended December 31, 2015, was primarily due to licensing of digital imagery content acquired from Globe to media companies, both directly and through a network of agents. See “Part 1, Item 1, Business,” above, for a more detailed discussion of the Globe acquisition.

Cost of Revenues

Our cost of revenues were as follows during the periods indicated:

	Twelve Months Ended December 31,
	2015	2014	Change	% Change
Royalties	$51,796	$–	$51,796	100.0%
Prints, framing and related costs	80,364	33,186	47,178	142.2%
Selling and auction fees	136,395	51,666	84,729	164.0%
Cost of fulfillment and shipping	107,609	88,989	18,620	20.9%
Total cost of revenues	$376,164	$173,841	$202,323	116.4%

Costs of revenues increased $202,323 to $376,164 (116.4%) during the twelve months ended December 31, 2015, compared to $173,841 for the same period in 2014 as a result of increased sale, along with $6,614 in royalty payments paid to Globe arising from the asset acquisition which occurred in July 2015, as well as $132,336 in fees paid to a distributor pursuant to the exclusive marketing agreement executed in May 2015 which were not paid in 2014. See “Part 1, Item 1, Business” above for a detailed explanation of these two transactions. Additionally, costs including prints, framing and related product costs associated with our sales of classic and contemporary limited edition photographic images, as well as costs associated with reproduction of archival images for sale, framing and other related costs increased $47,178 to $80,364 (142.2%) from $33,186 in 2015, compared to 2014 as a result of increased sales. As we work with various channels to distribute our products we continue to negotiate deals to reduce our overall fulfillment costs. There are no assurances we will be successful in these efforts.

As of the date of this report we have begun to outsource all print and framing. We believe that this will reduce overhead and allow us to focus our efforts on expanding our retail channels.

Gross profit as a percentage of total revenues was 56% and 32% for the years ended December 31, 2015 and 2014, respectively. Cost of sales mix will vary depending on our revenue mix. Gross profit as a percentage of revenues primarily improved due to lower costs related to fulfillment and shipping of 13% of total revenues, compared to 35% in 2014. This was offset by cost of royalties for rights paid for use of third party photographic content, which was 6% of total revenues during the year ended December 31, 2015, compared to none in 2014.

On August 15, 2014, we entered into a four-month agreement for strategic management services with a consultant.  In connection with the agreement the consultant (private end consumer) received its compensation in the form of limited edition photographs with an aggregate retail fair value of $250,000.  We evaluated the transaction under the guidance in ASC 845-Nonmonetary Transactions. ASC 845 requires fair value of nonmonetary exchanges be recorded based on fair value inherent in the transaction. We determined the aggregate retail fair value of the prints to be $250,000, representing the fair value of the reciprocal transfer between us and the consultant. We delivered the limited edition prints to the consultant in March 2015, which accounted for 29% of our total revenues for the year ended December 31, 2015.

Total selling and auction fees associated with the sales of our prints and fine art on the internet increased $84,729 (164.0%) to $136,395 during the year ended December 31, 2015, from $51,666 during 2014 due to exclusive marketing agreements entered into with a distributor on May 11, 2015. See “Part I, Item 1, Business,” above, for a description of this transaction. These additional fees were also associated with sales via Ebay and Amazon. There were also some initial sales during this time period via Hyee auctions where are fees are higher, but our prices realized were considerably higher as well. Selling and auction fees will vary depending on the online or auction house fee structure.

Operating Expenses

Costs and operating expenses consisting primarily of cost of shipping, product development, sales and marketing expenses, and general and administrative costs. These costs increased $1,171,497 (175.9%) during the year ended December 31, 2015 compared to 2014. Following is an itemization of our operating expenses and an explanation of changes that occurred from 2014 to 2015:

	2015	2014	Change	% Change
Product development, sales and marketing	$595,691	$92,545	$503,146	543.7%
General and administrative	839,124	429,099	410,025	95.6%
Depreciation and amortization expense	402,722	144,486	258,236	178.7%
Total costs and operating expenses	$1,837,537	$666,130	$1,171,407	175.9%

Product development, sales and marketing expenses increased $503,146 (543.7%) to $595,691 for the year ended December 31, 2015, compared to $92,545 for the same period in 2014 due to our investing in sales and marketing channels and website where consumers can buy our classic and contemporary limited edition photographic images and reproductions directly online. Product development, sales and marketing expenses primarily consists of website development costs ($193,000), sales and marketing salaries and consultant fees and related costs ($232,000), as well as other expenses associated with marketing. From 2012 through 2014 our goal was to build a robust online B2B portal targeting specific industries. While no assurances can be provided, we expect these costs to be reduced on a going forward basis. In January 2015, we entered into a fixed price agreement with a consultant for website development services for total contract price of $193,000, payable in cash of $40,000 and 510,000 shares of our Common Stock, which resulted in a charge of $153,000 in stock based compensation.

We continue to utilize our working capital resources in sales and marketing in order to increase the distribution and demand for our products and to add additional content to our product lines, along with adding additional channels of distribution. Advertising expenses for the years ended December 31, 2015 and 2014 were $10,811 and $11,076, respectively.

General and administrative costs for the year ending December 31, 2015 increased $410,025 (95.6%) to $839,124 from $429,099 in same period 2014. This increase was comprised primarily of costs associated with the reverse merger, including legal and accounting fees ($58,000); costs associated with investor relations, including fees, expenses and stock compensation ($115,000); and management consultants, administrative payroll and related costs ($96,000). The remainder of the increase is primarily due to general administrative expenses and increased costs associated with our facilities, insurance and other supplies during 2015 compared to 2014.

On June 9, 2015, we entered into a management consulting agreement for total monthly compensation of $17,500. In addition, the consultant received 300,000 shares of common stock at fair value of $0.05 per share, for total of $15,000. Effective January 1, 2016, we revised this agreement with the consultant for compensation to be paid at the rate of $110 per hour. We also granted the consultant an additional 2,083,333 shares of our Common Stock valued at $0.05 per share for 2015 services rendered by the consultant. We provided for the fair value as of December 31, 2015 and recorded $104,167, which is included in accrued liabilities on our consolidated balance sheet and general and administrative expenses in our consolidated statements of operations and comprehensive loss.

On January 4, 2014, we entered into Management Agreement with MSN Holdings, LLC, a related party and principal of MSN, for management consulting services of MSN. Under the terms of the agreement MSN receives 10% of our gross revenues. For the twelve months ended December 31, 2014, MSN earned $26,281 in connection with the agreement, which is included in general and administrative expenses. Dreamstar Inc., a company owned by Sam Battistone, our Co-CEO, owns 50%.  Mr. Scheinman, our other Co-CEO, owns the other 50%. See “Part II, Item 11, Executive Compensation” below. This agreement was terminated in January 2015.

Interest Expense

Interest expense resulted from interest incurred on notes payable and credit cards.

	2015	2014	Change	% Change
Interest expense-related parties	$16,100	$5,809	$10,291	177.2%
Interest expense-notes payable	3,904	–	3,904	100.0%
Amortization of loan fees-related	3,576	–	3,576	100.0%
Other interest expense, net	2,681	3,508	(827)	(23.6)%
Embedded derivative	(20,000)	–	(20,000)	100.0%
Total Interest Expense, net	$6,261	$9,317	$(3,056)	(30.8)%

As a result, we incurred a net loss of $1,362,393 (less than $0.01 per share) for the fiscal year ended December 31, 2015, compared to a net loss of $380,327 during our fiscal year ended December 31, 2014 (less than $0.01 per share).

Liquidity and Capital Resources

At December 31, 2015, we had $32,570 in cash in cash and cash equivalents.

Cash used in investing activities for the year ended December 31, 2015 was $222,994, compared to cash provided by investing activities of $2,868 for the year ended December 31, 2014, primarily as a result of purchases of archival images, property and equipment, which consists of the Frank Worth Collection and other images. Direct costs associated with improvements to the archival images were $97,769 and $174,862 for the year ended December 31, 2015 and 2014, respectively. On July 22, 2015, we entered into an Asset Purchase Agreement with Globe Photos, Inc. Cash paid to Globe Photo, Inc. in connection with the Asset Purchase Agreement during the twelve months ended December 31, 2015 totaled $110,000. During the year ended December 31, 2014, we completed a reverse merger with Movie Star News, LLC and acquired cash of $177,730 in connection with the transaction.

Cash from financing activities totaled $391,000 in connection with proceeds from sale of our Common Stock and settlement of stock subscription receivable during the year ended December 31, 2015. We received proceeds from notes payable with unrelated and related parties totaling $270,000 and $160,000, respectively, during the year ended December 31, 2015. This was offset by repayment of short-term advances totaling $18,190 and notes payable to related parties of $8,857. For the year ended December 31, 2014, the cash provided by financing activities of $450,000 was derived from proceeds from sale of the our Common Stock, proceeds from notes payable to related parties totaling $41,000 and advances from related parties totaling $27,487.

On September 28, 2015, we entered into a secured promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. The note matured on September 28, 2016, but was extended to March 31, 2017 and is secured by approximately 240,000 vintage photographs. See “Financial Statements - Note 16 – Subsequent Events.” Interest accrues at the rate of 10% per annum and is payable monthly beginning October 28, 2015. Interest paid under the unsecured promissory note agreement totaled $3,750 for the twelve months ended December 31, 2015. Accrued interest payable due under the unsecured note agreement was $154 at December 31, 2015.

In December 2015, we entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. The note matures on December 31, 2017, bears interest at the rate of 10% per annum and is payable on the 1st day of each month commencing in February 2016. On February 15, 2016, we entered into an additional promissory note agreement with this unrelated party for additional proceeds of $62,500. The note matures on February 15, 2017 and also bears interest at the rate of 10% per annum. The note is secured by certain inventory and our archival images in the amount up to $200,000. Accrued interest payable due under the notes was $665 at December 31, 2015.

Effective July 21, 2015, we entered into a promissory note agreement with a related party Dino Satallante, one of our shareholders, for total proceeds of $160,000. We utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds were used for working capital purposes. The note matured on July 20, 2016, but was extended for one year with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the year ended December 31, 2015, was $8,627. Per the terms of the agreement we also incurred loan fees totaling $8,000 to be amortized over the term of the loan. For the twelve months ended December 31, 2015, amortization expense in connection with the loan fees totaled $3,576.

On August 1, 2013, we entered into an unsecured promissory note agreement with related party Dino Satallante for $100,000. The loan bears interest at 5%. The loan matured on July 14, 2014 and was extended to July 31, 2016. As of December 31, 2015 and 2014, $91,143 and $100,000 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the years ended December 31, 2015 and 2014 was $4,386 and $4,249, respectively. Effective July 31, 2016 the promissory note agreement maturity was extended to July 31, 2017. All other terms of the note remain the same.

Effective September 11, 2014, we entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar, a company owned and controlled by one of our officers and directors, and Dino Satallante, a shareholder, for working capital purposes. The loans bear interest at 6% per annum. The loans matured on September 10, 2015, and were extended to December 31, 2016. During the year ended December 31, 2015, $2,400 was repaid on the loan to Dreamstar. At December 31, 2015, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively. Total interest expense in connection with the two unsecured promissory note agreements at December 31, 2015, was $619 and $314, respectively. Interest expense at December 31, 2014 was $584 and $2,423, respectively. Effective December 31, 2016, these loans were extended to December 31, 2017.

As of December 31, 2015 and 2014, interest payable in connection with the unsecured promissory note agreements with related parties was $3,357 and $748, respectively, and is included in accrued liabilities in our consolidated balance sheet.

Management estimates we will need approximately $1,000,000 in annual revenues to continue operations at our current operating level, without consideration given to investment in new sales and marketing channels. For the immediate future we plan to achieve this revenue target by ramping up fees earned from licensing imagery to media companies growing a network of global sales agents. There is no guarantee that we will generate sufficient revenues to continue operations. We expect to continue incurring significant operating losses for the near future. If we are not successful in achieving revenues required to continue operations at our current operating levels within three to four months, or obtain additional financing, our operations will be significantly negatively impacted, and we will need to significantly scale back our operations or liquidate all or a portion of our collections.

Our independent certified accountants have issued their opinion and determined that substantial doubt exists about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenues and raise capital. To date, we have has not generated sufficient revenues from product sales to provide sufficient cash flows to enable us to finance our operations internally. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2015.

Critical Accounting Policies and Estimates

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recently Adopted Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 – Revenues from Contracts with Customers, which introduces a new five-step framework for revenue recognition. The core principle of the standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled for those goods or services. The ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of Effective Date, which defers the effective date of ASU 2014-09 to January 1, 2018 with early adoption beginning January 1, 2017. Management is currently evaluating the impact of the new revenue recognition standards and does not believe the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations and includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-08 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09, as discussed above. Management is currently assessing its procedures for determining the revenues derived from principal versus agents in connection with the impact of adopting this new accounting standard on the Company’s consolidated financial statements and does not believe that the adoption of ASU 2016-08 will have a material impact on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09, as discussed above. Management is currently assessing the potential impact of adopting this new accounting standard on the Company’s consolidated financial statements in connection with revenues recognized from licensing our vast archive of photographic images.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts from Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 do not change the core principle of the guidance in Topic 606, but instead affect only the narrow aspects noted in Topic 606. ASU 2016-12 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09, as discussed above. Management evaluated ASU 2016-12 and does not believe the adoption of ASU 2016-12 will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements–Going Concern, (Subtopic 204-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to evaluate each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Management has evaluated ASU 2014-15 and does not believe the adoption of ASU-2014-15 will have a material effect on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU No. 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory. ASU No. 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016. ASU No. 2015-11 is required to be applied prospectively and early adoption is permitted. Management considered and evaluated ASU 2015-11 and does not believe the adoption of ASU 2015-11 will have a material effect on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and liabilities as non-current in a classified balance sheet, instead of separating into current and non-current amounts. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, on a prospective or retrospective basis. Early adoption is permitted for all companies in any interim or annual period. Management evaluated ASU 2015-17 and does not believe the adoption of this new accounting standard will have a material impact on our consolidated financial statements for future reporting periods.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 will be effective for the Company beginning on January 1, 2018, and will be applied by means of a cumulative effect adjustment to the balance sheet, except for effects related to equity securities without readily determinable values, which will be applied prospectively. Management is currently evaluating the potential impact of adopting this new accounting standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize long-term lease arrangements as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The amendments also require certain new quantitative and qualitative disclosures regarding leasing arrangements. ASU 2016-02 will be effective for the Company beginning on January 1, 2019. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. Management does not believe the adoption of ASU 2016-02 will have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not, in and of itself, be considered a termination of the derivative instrument, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for the Company beginning on January 1, 2017. Early adoption is permitted, including in an interim period. Management evaluated ASU 2016-05 and does not believe the adoption of this this new accounting standard will have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which aims to reduce the diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. ASU 2016-06 will be effective for the Company beginning on January 1, 2017. Management evaluated ASU 2016-06 and does not believe the adoption of this new accounting standard will have a material impact on our consolidated financial statements effective January 1, 2017.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting and presentation of share-based payment transactions, including the accounting for related income taxes consequences and certain classifications within the statement of cash flows. ASU 2016-09 is effective for the Company beginning on January 1, 2017. Management evaluated ASU 2016-09 and does not believe the new accounting standard will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 8. Financial Statements And Supplementary Data

The financial statements and supplementary financial information required by this Item are set forth immediately following the signature page and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective April 21, 2015, the relationship between us and the firm of HJ Associates & Consultants, LLP (“HJ”), our independent accountant who audited our financial statements for our pre-merger fiscal years ended December 31, 2014, 2013 and 2012 and which were included in our Form 10 filing originally dated February 10, 2015, was replaced. Our Board of Directors discussed and approved the change in accounting firms due to HJ issuing an audit opinion classifying the October 8, 2014 Asset Purchase Agreement with Movie Star News, LLC (“MSN”) as an acquisition in our aforesaid Form 10 filing, which included our financial statements for the fiscal years ended December 31, 2013, and 2012; however, management concluded that this transaction was effectively a contract to merge the two companies to combine assets of rare images (“reverse merger”). HJ was our accounting firm pre-merger. The new firm, Eide Bailly LLP (“Eide Bailly”) was the accounting firm for MSN prior to the merger, and was familiar with the reverse merger transaction.

Other than as stated herein, in connection with the audit of our pre-merger financial statements as of and for the fiscal years ended December 31, 2014, 2013 and 2012, there were no disagreements with HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of HJ, would have caused them to make reference in connection with its reports to the subject matter of the disagreements. HJ did not perform any review of our financial statements, either for any interim period or otherwise.

The audit report of HJ on our pre-merger financial statements as of and for the years ended December 31, 2014, 2013 and 2012 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except relevant to the audit reports for the years ended December 31, 2014, 2013 and 2012, which stated as follows:

“The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

As stated, effective April 25, 2015, we retained the firm of Eide Bailly, to audit our financial statement for our fiscal years ending December 31, 2015 and 2014, and have included such report as part of this annual report on Form 10-K for our fiscal years ending December 31, 2015.  This change in independent accountants was approved by our Board of Directors. No audit or audit related services were performed between Eide Bailly and the pre-merger Capital Art entity prior to their appointment.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO/CFO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2015, at reasonable assurance level, for the following reasons:

•	ineffective control environment and lack of qualified full-time CFO who has SEC experience to focus on our financial affairs;
•	lack of qualified and sufficient personnel, and processes to adequately and timely identify making any and all required public disclosures;

•	deficiencies in the period-end reporting process and accounting policies;
•	inadequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions;
•	inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the company’s financial reporting process;
•	deficient revenue recognition policies;
•	inadequate internal controls with respect to inventory transactions; and
•	improper and lack of timely accounting for accruals such as prepaid expenses, accounts payable and accrued liabilities.

Our Board of Directors has assigned a priority to the short-term and long-term improvement of our internal control over financial reporting. We intend to retain a qualified Chief Financial Officer in March 2017 to remedy the processes that would eliminate the issues that may arise due to the absence of separation of duties within the financial reporting functions. Additionally, the Board of Directors will work with management to continuously review controls and procedures to identified deficiencies and implement remediation within our internal controls over financial reporting and our disclosure controls and procedures.

We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2015, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment, management has concluded that as of December 31, 2015, our disclosure controls and procedures and internal control over financial reporting were ineffective, based in part on the issues discussed above.

Item 9b. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning management of our Company as of the date of filing of this report.

Name	Age	Position

Sam D. Battistone	77	Chairman of the Board, Co-Chief Executive Officer

Stuart Scheinman	51	President, Co-Chief Executive Officer, Director

Scott C. Black	64	Secretary, Treasurer in-house counsel and director

Resumes

Sam D. Battistone was appointed as our Co-CEO and Chairman of our Board of Directors in December 2016.  In addition to his positions with our Company, since 1998 Mr. Battistone has been the owner and President of Dreamstar, Inc., Las Vegas, NV, a privately held company engaged in business investments related to the sports industry. He was the Founder, Chairman and a director of Dreams, Inc. a publicly held company located in Plantation, FL from 1982 through 2012.  Mr. Battistone received an AA degree in 1959 from the City College of San Francisco.  He devotes approximately 75% of his time to our affairs.

Stuart Scheinman was appointed as our Co-CEO, President and a Director in December 2016. Since September 2012 he has also been President of Movie Star News, Inc., Las Vegas, NV, a privately held company engaged in sale of classic and vintage Hollywood photographs. We acquired this company in October 2014. Prior to that Mr. Scheinman was president and founder of Animaland, an interactive toy manufacturing company from December 2003 to September 2012. Mr. Scheinman received a Bachelor of Arts degree from Long Island University in 1987. He devotes approximately 100% of his time to our affairs.

Scott C. Black, Lieutenant General US Army (Ret.) was appointed as our Secretary, Treasurer, in-house counsel and a director in December 2016. He has worked with us since 2013. From November 2009 through August 2012 he was Vice President and General Manager of BAE Systems, Inc., where he supervised and managed the Global Mission Solutions business unit, a $300M+ annual revenue organization. He joined BAE Systems after retiring from the U.S. Army where he had a distinguished 35-year career of service, rising to serve as the Army’s Judge Advocate General. As the Judge Advocate General of the U.S. Army, Mr. Black directed a legal services organization of more than 10,000 lawyers and paralegals, including both soldiers and civilians deployed around the world in 650 offices in 19 countries, including Iraq and Afghanistan. He served as the legal advisor to the Secretary of the Army, the Army Chief of Staff, and all Army Staff principals, and was responsible for all Military Justice operations, the legal support for contracting, ethics, and environmental programs, and for supervising the training and deployment of Rule of Law and Governance Advisors around the world. Previously, he served as Commanding General and Commandant of the Judge Advocate General's Legal Center and School in Charlottesville, Virginia, and as the Assistant Judge Advocate General for Military Law and Operations in the Pentagon. His past positions include Chief Counsel for the Secretary of the Army’s Congressional Liaison Office, Staff Judge Advocate (General Counsel) for the Army’s Fifth Corps in Germany, and Assistant Counsel to the President in the White House. Mr. Black received a bachelor’s degree in political science from California Polytechnic State University in 1974 and a Juris Doctor from the California Western School of Law in 1980. He also holds a Master’s Degree in National Resource Strategy from the Industrial College of the Armed Forces, National Defense University. His awards include the Distinguished Service Medal, the Legion of Merit with Oak Leaf Cluster, and the Meritorious Service Medal with four Oak Leaf Clusters. He is also entitled to wear the Parachutist Badge, the Ranger Tab, and the Army Staff Identification Badge. He devotes approximately 75% of his time to our affairs.

The following persons were our directors and executive officers as of December 31, 2015. Each resigned his positions with us in December 2016.

Name	Age	Position

Sean Goodchild	54	Chief Executive Officer and Director

David Morton	50	Chief Financial Officer and Director

Sean Goodchild was the founder of Capital Arts LLC and served as our Chief Executive Officer from June 2010 until December 2016. Prior, from August 2009 through June 2010, Mr. Goodchild served as our Chief Financial Officer and a Director. In addition, during 2015 and 2016 Mr. Goodchild was also an investor in real estate and construction in Portugal. From June 2001 through August 2009, he was a director of Pro Stars, Inc., and Celebrity, Inc. During his tenure with us and over the past two years Mr. Goodchild devoted approximately 75% of his business time to our affairs.

David Morton, served as our Chief Financial Officer and a Director since his appointment in April 2011 until December 2016. Prior, Mr. Morton served as our President under its former name Gleeworks, Inc., from June 2010 through April 2011. Between December 2009 and June 2010, Mr. Morton was a consultant with us. During his tenure with us and over the past two years Mr. Goodchild devoted approximately 75% of his business time to our affairs.

Director Independence

Our Board is currently composed of three members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. No member of our Board of Directors is considered an independent director. We evaluated independence in accordance with the rules of The New York Stock Exchange, Inc., which generally provides that a director is not independent if: (i) the director is, or in the past three years has been, an employee of ours; (ii) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (iii) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (iv) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (v) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (vi) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or 2% of that other company’s consolidated gross revenues.

Board Committees

As of the date of this report we do not have any committees of our Board of Directors. We expect to form an Audit Committee, a Compensation Committee, a Corporate Governance Committee, and a Nominating Committee in the near future. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. As of the date of this Report, all members of our current management have filed their reports, but were late due to problems obtaining the necessary codes.

In April 2015, prior to his assuming a management position with us, Sam Battistone sold 902,000 of his portion of our shares of Common Stock held in MSN LLC at a price of $.25 per share in a private transaction. No other member of management, past or present, has bought or sold any shares of our Common Stock over the past 2 years. See Note (2) to the table included in “Part II, Item 12,” below.

Item 11.   Executive Compensation.

The following table sets forth all compensation of the named executive officers as updated for the last three fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Sean Goodchild, President(3)	2013	$5,000(1)		–	–	–	$5,000
	2014	–		–	–	–	–
	2015	–		–	–	–	–

David Morton, CFO(3)	2013	$6,000(2)		–	–	–	$6,000
	2014		–	-	–	–	–
	2015	–		–	–	–	–

________________

(1)	Represents imputed compensation of $625 per quarter for the period ended December 31, 2013. Cash paid for compensation was $5,000 in 2013.
(2)	Represents imputed compensation of $1,500 per quarter for the period ended December 31, 2013. No cash was paid for compensation in 2013, and was recorded as additional paid in capital.
(3)	Resigned their positions with us in December 2016. See “Directors, Executive Officers and Corporate Governance” above.

On January 4, 2014, we entered into a Management Agreement with MSN Holdings, LLC, a related party providing management consulting services. Under the terms of the agreement MSN receives 10% of gross revenues. For the twelve months ended December 31, 2014, MSN earned $26,281 in connection with the agreement, which is included in general and administrative expenses. Dreamstar, a company owned by Sam Battistone, our Co-CEO, owns 50% of MSN.  Mr. Scheinman, our other Co-CEO, owns the other 50%. This agreement was terminated by the consent of the parties effective January 1, 2015.

There were no employment or other agreements with our executive officers, and no salaries were paid as such in 2014 and 2015.

Mr. Scheinman currently receives an annual salary of $91,000. He became an officer and director in December 2016. It is anticipated that he shall continue to receive this salary in 2017.

On June 9, 2015, we entered into a management consulting agreement with a consultant that provided for total monthly compensation of $17,500. In addition, the consultant received 300,000 shares of our Common Stock. Effective January 1, 2016, we entered into a revised agreement with the consultant for compensation to be paid at the rate of $110 per hour. We also granted the consultant an additional 2,083,333 shares of our Common Stock for 2015 services rendered by the consultant. As of the date of this report, this agreement has been terminated. Management believes that this consultant was very important in facilitating our growth over the past year, specifically in assisting to secure the Globe acquisition and his introduction of our auction partner. Each of these situations are more fully described in “Part I, Item 1, Business,” above.

Outstanding Equity Awards at Fiscal Year-End

Our officers and directors do not have unexercised options, stock that has not vested, or equity awards. There were no outstanding equity awards to our named executive officers as of December 31, 2015.

Director Compensation

Our directors did not receive any compensation during the years ended December 31, 2014 and 2015, in consideration for their services rendered in their capacity as directors and no arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

We do not believe risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect upon us

Equity Compensation Plans

As of the date of this report, we do not have any equity compensation plan but may adopt one or more in the future.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of Common Stock as of the date of this Report, by (i) each person known to us to own more than 5% of our outstanding Common Stock as of the date of this Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The address for each Beneficial Owner named is the address of our principal executive office. The percentage of ownership is based upon 325,570,524 Common Shares issued and outstanding as of the date of this Report.

Title of Class	Name of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class
Common	Sam D. Battistone(1)	82,000,075(2)	25.2%
Common	Stuart Scheinman (1)	82,902,742(2)	25.5%
Common	Dino Satallante	82,902,742(2)	25.5%
Common	Sean Goodchild(3)	2,271,500	*
Common	David Morton(3)	1,958,431	*
Common	All Officers and Directors As a Group (3 persons)	255,498,226(2)	78.5%

_____________

(1)	Officer and Director of our Company.
(2)	These shares are held under the name Movie Star News LLC which owns an aggregate of 255,498,226 shares of our Common Stock. Mr. Battistone and Mr. Scheinman each own 33.3% of that company. As such, they having the voting and dispositive power over these shares.
(3)	Former office and director of our Company, who resigned in December 2016.

Item 13   Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, during the last two fiscal years, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of our outstanding securities, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

The following table summarizes amounts due to us from related parties for funds advanced by us on behalf of related parties and funds advanced from related parties for short-term working capital purposes as of December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Due from related parties:
Dino Satallante, beneficial interest shareholder	$–	$1,350
Sam Battistone, beneficial interest shareholder	–	966
Klaus Moeller, related party of pre-merger CAPA and beneficial interest shareholder	91,000	91,000
Total due from related parties	$91,000	$93,316

Due to related parties:
ICONZ Art, LLC, beneficial interest shareholder	$–	$2,014
Klaus Moeller, related party of pre-merger CAPA	–	4,562
MSN Holding Co., beneficial interest shareholder	12,999	28,272
Premier Collectibles, beneficial interest shareholder	33,085	85
Stuart Scheinman, beneficial interest shareholder	–	29,341
Total due to related parties	$46,084	$64,274

As of December 31, 2014, the amounts due us from related parties for funds advanced by us on behalf of the related parties, Dino Satallante and Sam Battistone (Dreamstar), all beneficial interest shareholders of the Company, for expenses totaled $2,316. In connection with the reverse merger management determined a contingent liability for prior years income taxes existed as of the merger date. The liability is to be reimbursed by Klaus Moeller, a related party of pre-merger CAPA and beneficial interest shareholder. This contingency has been accounted in accordance with ASC 805, which states that a liability from a contingency recognized as of the acquisition date is in the scope of ASC 450 – Contingencies, shall continue to be recognized by the acquirer at its acquisition-date fair value until resolved. As of December 31, 2014 and December 31. 2015, the contingent liability for income taxes was outstanding for $91,000.

As of December 31, 2015 and 2014 funds advanced from related parties, ICONZ Art, LLC (Stuart Scheinman), Klaus Moeller, MSN Holding Co. (Stuart Scheinman and Sam Battistone), Premier Collectibles (Stuart Scheinman), and Stuart Scheinman, all beneficial interest shareholders of the Company, for short-term working capital purposes totaled $46,084 and $64,274, respectively. These amounts are due on demand.

Notes Payable to Related Parties

Effective July 21, 2015, we entered into a promissory note agreement with Dino Satallante, a principal shareholder, in the principal amount of $160,000. We utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds was used for working capital purposes. The note matures on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the twelve months ended December 31, 2015 was $8,627. Per the terms of the agreement we incurred loan fees totaling $8,000 to be amortized over the term of the loan. For the twelve months ended December 31, 2015, amortization expense in connection with the loan fees totaled $3,576. Effective July 20, 2016 the promissory note agreement was extended to July 31, 2017.

On August 1, 2013, we entered into an unsecured promissory note agreement with Dino Satallante for $100,000. The loan bears interest at 5%. The loan matured on July 14, 2014 and was extended to July 31, 2016. As of December 31, 2015 and 2014, $91,143 and $100,000 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the year ended December 31, 2015 was $4,386. For the year ended December 31, 2014 interest expense was $4,249. Effective July 31, 2016, the unsecured promissory note agreement was extended to July 31, 2017. All other terms of the note agreement remain unchanged.

Effective September 11, 2014, we entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar and Dino Satallante, both principal shareholders, for working capital purposes. The loans bear interest at 6% per annum. The loans matured on September 10, 2015, and were extended to December 31, 2016. During the year ended December 31, 2015, $2,400 was paid on the loan to Dreamstar. At December 31, 2015, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively. Total interest expense in connection with the two unsecured promissory note agreements for the years ended December 31, 2015 and 2014 was $619 and $2,423, respectively. Effective December 31, 2016, the loans were extended to December 31, 2017.

As of December 31, 2015 and 2014, interest payable in connection with the unsecured promissory note agreements with related parties was $3,357 and $748, respectively, and is included in accrued liabilities in our consolidated balance sheets.

Subsequent Events

In February and March 2016, Stuart Scheinman, our President and a principal shareholder, advanced $16,500 for short-term working capital purposes.

On April 4, 2016, we entered into a promissory note agreement with Premier Collectibles, a principal shareholder, in the principal amount of $65,000, to be used for acquisition of archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection and matures on or before April 16, 2017.

On April 15, 2016, we entered into an unsecured promissory note agreement with a principal shareholder for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matures on December 15, 2017. We entered into two additional promissory note agreements with this shareholder for two additional loans of $50,000 for working capital purposes on October 3, 2016 and December 2, 2016. The promissory notes bear 6% per annum and mature on December 31, 2017, at which time interest and principal is due and payable in full on the note agreements.

Item 14   Principal Accounting Fees and Services.

Eide Bailly LLP has served as our independent auditor for the fiscal years ended December 31, 2015 and 2014. The following table reflects the fees paid or accrued to our independent auditors in years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Audit Fees	$109,338	$17,875
Tax Fees	$–	$–
All Other Fees	$–	$–

PART IV

Item 15.     Exhibits, Financial Statements Schedules.

The following exhibits are included with this report:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instances Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

CAPITAL ART, INC.

Dated: March 1, 2017	By:	/s/ Sam D. Battistone
Sam D. Battistone Principal Executive Officer

	By:	/s/ Scott C. Black
Scott C. Black Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2017.

/s/ Sam D. Battistone

Sam D. Battistone, Director

/s/ Scott C. Black

Scott C. Black, Director

/s/Stuart Scheinman

Stuart Scheinman, Director

28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Capital Art, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Capital Art, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for years ended December 31, 2015 and 2014. Capital Art, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Art, Inc. as of December 31, 2015 and 2014, and the results of its consolidated operations and its consolidated cash flows for the years period ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered losses from operations and had negative cash flows from operating activities during the year ended December 31, 2015 and as of December 31, 2015, the Company had a working capital deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eide Bailly LLP

Salt Lake City, Utah

March 1, 2017

www.eidebailly.com

5 Triad Center, Ste. 600 | Salt Lake City, UT 84180-1106 | T 801.532.2200 | F 801.532.7944 | EOE

CAPITAL ART, INC.

CONSOLIDATED BALANCE SHEETS

	12/31/2015	12/31/14

ASSETS

Cash	$32,570	$340,523
Accounts receivable	112,460	13,691
Inventory	84,550	59,034
Stock subscription receivable	–	300,000
Due from related parties	–	93,316
Prepaid expenses and other, net	41,061	9,613

Total current assets	270,641	816,177

Archival images, and property and equipment, net	3,058,983	3,341,552
Due from related party	91,000	–
Intangible assets, net	413,250	–

Security deposits	13,581	6,356

TOTAL ASSETS	$3,847,455	$4,164,085

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$244,977	$108,694
Accrued liabilities	460,708	650,031
Payable to Globe Photo, Inc., short-term portion	120,000	–
Due to related parties	46,084	64,274
Notes payable - short-term	150,000	–
Notes payable to related parties - current	289,743	41,000

Total current liabilities	1,311,512	863,999

Payable to Globe Photo, Inc., less short-term portion	10,000	–
Notes payable - net of current portion	120,000
Related party notes payable - long term	–	100,000
Embedded derivative - put option	55,000	–
Total Liabilities	1,496,512	963,999

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding at December 31, 2015 and 2014	–	–
Common Stock, $0.0001 par value; 450,000,000 shares authorized; 325,341,224 and 311,973,283 shares issued and outstanding at December 31, 2015 and 2014	32,534	31,197
Additional paid-in capital	4,051,874	3,239,961
Common stock subscribed	–	300,000
Retained deficit	(1,733,465)	(371,072)

Shareholders' equity	2,350,943	3,200,086

TOTAL LIABILITIES AND PARTNERS' EQUITY	$3,847,455	$4,164,085

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve Months Ended December 31,
	2015	2014

Revenues	$857,569	$254,926

Cost of revenues	376,164	173,841

Gross profit	481,405	81,085

Operating expenses:
Product development, sales and marketing	595,691	92,545
General and administrative	839,124	429,099
Depreciation and amortization expense	402,722	144,486
Total operating expenses	1,837,537	666,130

Loss from operations	(1,356,132)	(585,045)

Other income (expense):
Interest and other income	661	36
Gain on bargain purchase	–	214,035
Interest expense	(6,922)	(9,353)
Total other income (expense)	(6,261)	204,718

Net loss before income taxes	(1,362,393)	(380,327)

Income taxes	–	–

Net loss	$(1,362,393)	$(380,327)

Basic and diluted loss per common share	$–	$–

Weight average basic and diluted shares outstanding	321,910,400	268,407,275

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL ART, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Common Stock		Additional Paid-in	Common Stock	Retained Earnings	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Subscribed	(Deficit)	Equity

BALANCE DECEMBER 31, 2013	256,400,226	$25,640	–	$–	$466,865	$–	$9,255	$501,760

Reverse merger acquisition	(256,400,226)	(25,640)	256,400,226	25,640	–	–	–	–
Outstanding shares of CAPA at the time of the reverse merger	–	–	42,348,057	4,235	2,113,168	–	–	2,117,403
Common shares issued for services	–	–	4,225,000	422	210,828	–	–	211,250
Common shares issued for cash	–	–	9,000,000	900	449,100	–	–	450,000
Common shares subscribed	–	–	–	–	–	300,000	–	300,000
Net loss	–	–	–	–	–	–	(380,327)	(380,327)

BALANCE DECEMBER 31, 2014	–	–	311,973,283	31,197	3,239,961	300,000	(371,072)	3,200,086

Common shares issued for stock subscription receivable	–	–	6,000,000	600	299,400	(300,000)	–	–
Common shares issued for cash in connection with private placement	–	–	1,820,000	182	90,818	–	–	91,000
Common shares issued to related party for finder's fee in connection with private placement	–	–	200,000	20	9,980	–	–	10,000
Common shares issued for settlement of accrued liabilities	–	–	2,525,000	253	125,997	–	–	126,250
Common shares issued for services	–	–	2,470,000	247	165,753	–	–	166,000
Common shares issued in connection with Globe Photo, Inc. Asset
Purchase Agreement (Note 4)	–	–	352,941	35	119,965	–	–	120,000
Net loss	–	–	–	–	–	–	(1,362,393)	(1,362,393)

BALANCE DECEMBER 31, 2015	–	$–	325,341,224	$32,534	$4,051,874	$–	$(1,733,465)	$2,350,943

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,362,393)	$(380,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402,722	144,486
Stock-based compensation to non-employees	176,000	211,250
Prepaid stock-based compensation to non-employee	(25,000)	–
Change in fair value of embedded derivative	(20,000)	–
Gain on bargain purchase	–	(214,035)
Loss on sale of property included in cost of sales	2,942	–
Changes in assets and liabilities, net of reverse merger:
Accounts receivable	(98,769)	7,805
Inventory	(15,516)	5,203
Prepaid expenses and other	(12,024)	(3,485)
Accounts payable	136,283	64,999
Accrued liabilities	(63,073)	(37,647)

Net cash used in operating activities	(878,828)	(201,751)

Cash flows from investing activities:
Purchase of archival images, property and equipment	(97,769)	(174,862)
Cash paid to Globe Photo, Inc. for assets acquired	(110,000)	–
Security deposits	(7,225)	–
Loan fees	(8,000)	–
Cash acquired in reverse merger	–	177,730

Net cash (used in) provided by investing activities	(222,994)	2,868

Cash flows from financing activities:
Advances to related party	(84)	27,487
Repayment of advances from related parties	(18,190)	–
Proceeds from sale of common stock	391,000	450,000
Proceeds from notes payable	270,000	–
Proceeds notes payable to related parties	160,000	41,000
Repayment of notes payable to related parties	(8,857)	–

Net cash provided by financing activities	793,869	518,487

Net (decrease) increase in cash	(307,953)	319,604

Cash at beginning of year	340,523	20,919

Cash at end of year	$32,570	$340,523

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$19,918	$9,019

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Common shares issued for settlement of accrued liabilities	$126,250	$–
Common shares issued in connection with Globe Photo, Inc. Asset Purchase Agreement	$120,000	$–
Payable issued for Globe intangible assets acquired	$130,000	$–
Fair value of embedded derivative issued for Globe assets	$75,000	$–
Due from related party offset against note payable to related party	$2,400	$–
Accrued liability for addition of Frank Worth Collection to archival images and property & equipment	$–	$135,000
Common stock subscribed and receivable	$–	$300,000

SUPPLEMENTAL CASH FLOW INFORMATION - REVERSE MERGER AND GLOBE ASSET PURCHASE AGREEMENT:
Fair value of current assets acquired, excluding cash	$10,000	$18,680
Fair value of archival images and intangibles acquired	$435,000	$2,635,000
Fair value of related party receivables acquired, net	$–	$68,746
Fair value of liabilities assumed	$–	$568,718

The accompanying notes are an integral part of the consolidated financial statements.

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS OPERATIONS

Capital Art, Inc. (formerly Movie Star News, LLC) (the “Company”) sells and manages classic and contemporary, limited edition photographic images and reproductions, with a focus on iconic celebrity images. The Company also makes available its images for publications and merchandizing. The Company aims to become a leading global photography marketing and distribution company by acquiring rights and ownership to collections of rare iconic negatives and photographs, and to establish worldwide wholesale and retail sales channels.

Movie Star News, LLC (“MSN”) was organized in the state of Nevada on August 29, 2012 as a limited liability company to acquire the assets of Kramer Productions, Inc. d/b/a Movie Star News, a New York institution since 1939 that was credited for creating the concept of “pin-up art”. The acquisition resulted in MSN holding one of the largest and most diverse collections of Hollywood photographs in the world of over 3 million Hollywood-related posters, vintage photographs and original negatives.

Capital Art, Inc. (“CAPA”), formed in the state of Delaware on April 26, 2007 along with its wholly owned subsidiary, Capital Art, LLC (collectively “CAPA” or “pre-merger CAPA”) formed in the state of California on January 24, 2011, owned rare iconic celebrity images, including the rights to the Frank Worth Collection. The Frank Worth Collection comprises an extensive collection of Marilyn Monroe, James Dean and other iconic photographs, many rare and never seen that were accumulated over a period of 60 years.

On July 22, 2015, the Company entered into an Asset Purchase Agreement with Globe Photos, Inc., a New York corporation, to purchase substantially all of the assets of Globe Photos, Inc., which principally comprise photographer contracts granting the Company the right to exploit copyrights, digital and tangible photographs, and related copyrights and trademarks, of Globe Photo, Inc. On July 24, 2015, the Company formed Globe Photo, LLC, a wholly owned subsidiary of CAPA, to license the Company’s extensive photograph image archive to third parties worldwide for a fee. See Note 4 – Globe Photo Asset Purchase Agreement.

Reverse Merger

On October 8, 2014, CAPA entered into an Asset Purchase Agreement with Movie Star News, LLC. The Agreement was effectively a contract to merge the three companies to combine assets of rare images. No consideration was transferred in connection with the agreement.

After giving effect to the acquisition and the issuance 256,400,226 shares of Capital Art, Inc. common stock to the former members of MSN, combined with 42,348,057 shares of common stock of pre-merger CAPA, the combined company had 298,748,283 shares of common stock issued and outstanding, resulting in the shareholders of pre-merger CAPA collectively owning approximately 14%, and the former MSN members owning approximately 86%, of the outstanding common stock of the Company. MSN was determined to be the accounting acquirer since its former members has majority control of the common stock, the majority members of the board of directors, and comprise the executive officers of the Company after the merger was to be consummated. Thus, for accounting purposes the merger has been accounted for as a reverse acquisition with MSN as the accounting acquirer (legal acquiree) and CAPA as the accounting acquiree (legal acquirer and the registrant).

In accordance with reverse acquisition accounting, the historical consolidated financial statements of the registrant will become those of MSN, with the equity of MSN retroactively adjusted to reflect the equity structure of MSN treated for accounting purposes as the acquirer. The results of CAPA are included from October 8, 2014 and thereafter. Thus, the footnote discussions in the accompanying consolidated financial statement relates to the historical business and operations solely of MSN, unless indicated. As of the acquisition date, MSN allocated the deemed purchase price consideration to the tangible assets acquired and liabilities assumed from CAPA at their estimated fair values, with a gain on bargain purchase recorded in the consolidated statements of operations and comprehensive loss. See Note 3 – Reverse Merger.

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma information is presented to reflect the operations of the Company as if the reverse merger had been completed on January 1, 2014.

(Unaudited)	December 31, 2014

Supplement pro forma combined results of operations:

Net sales	$389,018
Net loss	(1,062,089)
Basic and diluted loss per common share	$–

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2015 the Company had $32,570 cash on hand. At December 31, 2015 the Company has a retained deficit of $1,733,465. For the twelve months ended December 31, 2015 the Company had a net loss of $1,362,393 and cash used in operations of $878,828. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Over the next twelve months the Company intends to invest its working capital resources in sales and marketing in order to increase the distribution and demand for its products. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements represent the results of operations, financial position and cash flows of Capital Art, Inc. prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, and its 100% owned subsidiaries Capital Art, LLC and Globe Photos, LLC. All inter-company balances and transactions have been eliminated.

Use of Estimates

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

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2015, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2015 and 2014. The fair value of the assets acquired from Globe was determined on a nonrecurring basis under level 3 inputs. See Note 4 – Globe Photo Asset Purchase Agreement.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. On October 8, 2014 CAPA entered into an Asset Purchase Agreement with MSN. For accounting purposes the merger has been accounted for as a reverse acquisition. The fair value of assets acquired and liabilities assumed were based on historical values due to their relatively short maturities. The estimated fair value of the Frank Worth Collection acquired in the reverse merger was determined under Level 3 inputs. See Note 3 – Reverse Merger, for the Company’s determination of fair value of assets acquired and liabilities assumed in connection with the reverse merger.

The Company’s derivative liability is measured at fair value on a recurring basis. See Note 4 – Globe Photo Asset Purchase Agreement.

Accounts receivable, net

The Company sells its products through various means, including distributors, auction houses, and via the internet. The Company also licenses its images to third parties for which royalty income is received by the Company. The Company continually monitors the collectability of its trade accounts receivables based on a combination of factors, including the aging of the accounts receivable, historical experience, and other currently available evidence and provides for an allowance for doubtful accounts equal to estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. No allowance for uncollectible accounts or bad debt expense has been recorded for the years ended December 31, 2015 and 2014.

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Inventory

The Company’s inventory is comprised of rare photos of movie stars and other famous people, and is stated at the lower of cost or net realizable value. Direct labor and raw material costs associated with the process of making the photos available for sale are also included in inventory at cost. These costs are expensed to cost of sales pro-ratably as sold.

Archival Images, and Property and Equipment

Archival images, and property and equipment are recorded at cost for purchases over $500, and depreciated using the straight-line method over the estimated useful lives ranging from three to ten years. The Company capitalizes direct costs associated with improvements to archival images, and property and equipment in accordance with ASC 360 – Property, Plant, and Equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease. Expenditures for ordinary repairs and maintenance are expensed as incurred.

Intangible Assets

Intangible assets, consisting of content provider and photographic agreements, and copyrights, are accounted for in accordance with ASC 350 Intangibles - Goodwill and Other. Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of ten years.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when future undiscounted cash flows resulting the use of the asset and its eventual disposition are less than the asset’s carrying amount. In such situations, the asset is written down to the present value of the estimated future cash flows. Factors that are considered when evaluating long-lived assets for impairment include a current expectation that it is more likely than not that the long-lived asset will be sold significantly before the end of its useful life, a significant decrease in the market price of the long-lived asset, and a change in the extent of manner in which the long-lived asset is being used. Based on management’s assessment there were no impairments at December 31, 2015 and 2014.

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

Revenue Recognition

The Company recognizes revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by ASC 605 – Revenue Recognition. Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date.

The Company’s other revenue represent payments based on net sales from brand licensees for content reproduction rights. These license agreements are held in conjunction with third parties that are responsible for collecting fees due and remitting to the Company its share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees. Revenues from royalties as of December 31, 2015 and 2014 were insignificant.

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling

The Company records shipping and handling expenses in the period in which they are incurred and are included in cost of revenues.

Stock-based Compensation

The Company recognizes stock-based compensation issued to employees in accordance with ASC 718 – Compensation: Stock Compensation, based on the fair value of the equity instrument in exchange for employee services and the resulting recognition of compensation expense.

The Company’s accounts for stock-based payment transactions with nonemployees for services in accordance with ASC 50-550 Equity: Equity-based Payments to Non-Employees. If the fair value of the services received in a stock-based payment with nonemployees is more reliably measureable than the fair value of the equity instrument issued, the fair value of the services received is used to measure the transaction. Conversely, if the fair value of the equity instruments issued in a stock-based transaction with nonemployees is more reliably measureable than the fair value of the consideration received, the transaction is measured at the fair value of the equity instruments issued. The Company recognizes an increase in equity or a liability, depending on whether the equity instruments granted have satisfied the equity or liability classification criteria.

Advertising

The expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses for the twelve months ended December 31, 2015 and 2014 was $10,811 and $11,076, respectively.

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2015 and 2014.

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in depreciation methods of archived images, and property and equipment, stock-based and other compensation, and other accrued expenses. A valuation allowance is established when it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

Until the merger date, MSN, a Nevada Limited Liability Company, was taxed as a limited liability company and, as such, any profit or loss from operations flowed directly to the members who were responsible for payment of any federal and state income tax. MSN was only required for payment of minimum business and filing income tax costs. The Company has not included any pro forma income tax information as if the Company were a tax paying entity prior to the reverse merger date October 8, 2014, any pro forma tax provision on the loss before income taxes would be offset by a valuation allowance for the related deferred tax asset as it would be more likely than not that the future tax benefits will not be realized.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S., or the various state jurisdictions, may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. Interest and penalties are included in tax expense.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions. Pre-merger CAPA had not previously filed federal and state income tax returns for tax years 2011 through 2013. The returns have been since filed, but not yet cleared by the Internal Revenue Service. Management determined a liability contingency for income taxes existed as of the merger date existed for $91,000. The liability is to be reimbursed by a related party of pre-merger CAPA. See Note 3 – Reverse Merger.

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On August 15, 2014, pre-merger CAPA entered into a four-month agreement for strategic management services with a consultant. In connection with the agreement, the consultant is to receive compensation limited edition photographs for aggregate retail fair value of $250,000. The Company evaluated the transaction under the guidance in ASC 845-Nonmonetary Transactions. ASC 845 requires fair value of nonmonetary exchanges be recorded based on fair value inherent in the transaction. The Company determined the aggregate retail fair value of the prints totaling $250,000 represented the fair value of the reciprocal transfer between the Company and the consultant. See Note 9 – Accrued Liabilities. The Company delivered the limited edition prints to the consultant in March 2015, which accounted for 29% of total revenues for the twelve months ended December 31, 2015.

On May 11, 2015 the Company entered into an exclusive marketing agreement with a distributor to distribute the Company’s vintage original fine art prints to fine art dealers and collector auction houses, as well as private third party collectors. Under the terms of the agreement the distributor is to receive 50% of the gross receipts from sales generated by the distributor. This distributor accounted for 27% of total revenues for the twelve months ended December 31, 2015. No distributor or customer accounted for over 10% of total revenues for the twelve months ended December 31, 2014. As of December 31, 2015, one distributor accounted for 68% total accounts receivable. Accounts receivable balances as of December 31, 2014 were not material to the Company’s consolidated financial statements. There is significant financial risk associated with a dependence upon a small number of distributors and customers which could have an adverse effect on the Company’s future consolidated financial statements if these distributors were to leave. The Company’s intends to continue its investment in sales and marketing in order to increase distribution and demand for its products and adding content to its product lines, along with adding additional channels of distribution.

Basic and Diluted Income and Loss per Share

The Company computes income and loss per share in accordance with ASC 260 - Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Twelve Months Ended December 31,
	2015	2014

Basic weighted average common shares outstanding	321,910,400	268,407,275

Effect of dilutive securities	–	–

Diluted weighted average common and potential common shares outstanding	321,910,400	268,407,275

At December 31, 2015, 2,623,333 shares are reserved in connection with the Frank Worth Estate agreement entered into on November 12, 2014, shares reserved in connection with management consulting agreement for 2015 services, and fixed priced agreement entered into a website development consultant on January 2, 2015. See Note 13 – Shareholders’ Equity. These were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 – Revenues from Contracts with Customers, which introduces a new five-step framework for revenue recognition. The core principle of the standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled for those goods or services. The ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of Effective Date, which defers the effective date of ASU 2014-09 to January 1, 2018 with early adoption beginning January 1, 2017. Management is currently evaluating the impact of the new revenue recognition standards and does not believe the adoption of ASU 2014-09 will have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations and includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-08 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09, as discussed above. Management is currently assessing its procedures for determining revenues derived from principal versus agents in connection with the impact of adopting this new accounting standard on the Company’s consolidated financial statements and does not believe that the adoption of ASU 2016-08 will have a material impact on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09, as discussed above. Management is currently assessing the potential impact of adopting this new accounting standard on the Company’s consolidated financial statements in connection with revenues recognized from licensing its vast archive of photographic images.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts from Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 do not change the core principle of the guidance in Topic 606, but instead affect only the narrow aspects noted in Topic 606. ASU 2016-12 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09, as discussed above. Management evaluated ASU 2016-12 and does not believe the adoption of ASU 2016-12 will have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements–Going Concern, (Subtopic 204-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to evaluate each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Management has evaluated ASU 2014-15 and does not believe the adoption of ASU-2014-15 will have a material effect on the consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU No. 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory. ASU No. 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016. ASU No. 2015-11 is required to be applied prospectively and early adoption is permitted. Management considered and evaluated ASU 2015-11 and does not believe the adoption of ASU 2015-11 will have a material effect on the consolidated financial statements for future reporting periods.

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and liabilities as non-current in a classified balance sheet, instead of separating into current and non-current amounts. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, on a prospective or retrospective basis. Early adoption is permitted for all companies in any interim or annual period. Management evaluated ASU 2015-17 and does not believe the adoption of this new accounting standard will have a material effect on the consolidated financial statements for future reporting periods.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 will be effective for the Company beginning on January 1, 2018, and will be applied by means of a cumulative effect adjustment to the balance sheet, except for effects related to equity securities without readily determinable values, which will be applied prospectively. Management is currently evaluating the potential impact of adopting this new accounting standard on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize long-term lease arrangements as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The amendments also require certain new quantitative and qualitative disclosures regarding leasing arrangements. ASU 2016-02 will be effective for the Company beginning on January 1, 2019. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. Management does not believe the adoption of ASU 2016-02 will have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not, in and of itself, be considered a termination of the derivative instrument, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for the Company beginning on January 1, 2017. Early adoption is permitted, including in an interim period. Management evaluated ASU 2016-05 and does not believe the adoption of this new accounting standard will have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which aims to reduce the diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. ASU 2016-06 will be effective for the Company beginning on January 1, 2017. Management evaluated ASU 2016-06 and does not believe the adoption of this this new accounting standard will have a material impact on the Company’s consolidated financial statements effective January 1, 2017.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting and presentation of share-based payment transactions, including the accounting for related income taxes consequences and certain classifications within the statement of cash flows. ASU 2016-09 is effective for the Company beginning on January 1, 2017. Management evaluated the impact of adopting ASU 2016-09 and does not believe the new accounting standard will have a material impact on the Company’s consolidated financial statements.

3.        REVERSE MERGER

The Company determined the fair value of consideration effectively transferred in connection with the reverse merger in accordance with ASC 805, whereas as the accounting acquirer (MSN) is required to calculate a hypothetical amount of consideration it would have transferred to the accounting acquiree (CAPA) to obtain the same percentage ownership interest in the combined entity that results from the transaction. Under reverse acquisition accounting, as the accounting acquirer, MSN is deemed (for accounting purposes only) to have issued 42,348,057 shares with an aggregate value at the merger date of $2,117,403 based on estimated fair value of $0.05 per share.

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company determined the fair value of its common stock in accordance with the guidance in ASC 820 - Fair Value Measurement. ASC 820 states fair value is based on market prices or market inputs, not based on entity-specific measurements. In conducting its analysis of the fair value of the Company’s common stock, the Company noted that CAPA stock is traded on the OTC market, but is not widely traded, thus the Company determined that the OTC market is not a reliable measure of the fair value of the Company’s common stock. Instead the Company determined fair value of its common stock based on recent substantial sales and determined the fair value of its common stock to be $0.05 per share.

The total purchase price allocation was allocated to identifiable tangible assets deemed acquired, and liabilities assumed, of CAPA in the merger, based on their estimated fair values. The estimated fair values were determined from information that was available at the merger date. The Company believes that the information available provided a reasonable basis for estimating the fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Amount
Asset consideration allocation:
Cash	$177,730
Accounts receivable	17,180
Fair value of related party receivables acquired, net	68,746
Prepaid expenses and other	1,500
Frank Worth Collection	2,635,000
Accounts payable	(16,788)
Stock-based compensation due non-employees	(165,625)
Fair value of limited edition prints due to consultant	(250,000)
Royalties due Frank Worth Estate	(37,500)
Contingent liability for income taxes	(91,000)
Other accrued liabilities	(7,805)
Gain on bargain purchase	(214,035)
Total acquisition consideration	$2,117,403

The excess of fair value of acquired net assets over the acquisition consideration resulted in a gain on a bargain purchase. In accordance with ASC 805, the Company reassessed whether all acquired assets and assumed liabilities have been identified and recognized, and performed re-measurements to verify that the consideration effectively transferred, assets acquired, and liabilities assumed have been properly valued, and determined a gain on bargain purchase of $214,035 in connection with the reverse merger.

In determining the acquisition date estimated fair value of the Frank Worth Collection, which comprises of rare photographs and negatives of famous people, such as Marilyn Monroe and James Dean, the Company retained an independent third party valuation expert that specializes in appraising photographer’s estates and photographic archives of both fine art photographers and commercial photographers. Based on this appraisal, management determined the fair market value of the images in an orderly liquidation value, less 15% seller’s fee, to be $2,635,000.

In connection with the reverse merger, the Company determined a liability contingency for income taxes existed as of the merger date. The liability is to be reimbursed by a related party of pre-merger CAPA. This contingency has been accounted in accordance with ASC 805, which states that a liability from a contingency recognized as of the acquisition date is in the scope of ASC 450 – Contingencies, is not acquired or assumed in a business combination, shall continue to be recognized by the acquirer at its acquisition-date fair value. At of the merger date, contingent liability for income taxes totaled $91,000 which has been accounted for in accrued liabilities and due from related party in the total acquisition consideration.

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	GLOBE PHOTO ASSET PURCHASE AGREEMENT

On July 22, 2015, the Company entered into an Asset Purchase Agreement with Globe Photos, Inc. (“Globe”), a New York corporation, to purchase of substantially all of the assets of Globe, which principally comprises of photographer contracts granting the Company the right to exploit copyrights, digital and tangible photographs, and related copyrights and trademarks, of Globe Photo for total purchase price of $400,000 payable in $250,000 cash and $150,000 payable in the common stock of the Company.

Per the agreement, $180,000 in cash was held in reserve by the Company against Globe’s full performance and compliance with all terms of the agreement. This amount is to be released to Globe at the rate of $10,000 per month beginning August 22, 2015. As of December 31, 2015, the total reserve payable to Globe Photos, Inc. is $130,000.

The Agreement called for the Common stock to be transferred to Globe sixty (60) days after closing subject to satisfaction of successful termination of certain subagent agreements by Globe. Globe retained these certain subagent agreements, but was not able to successfully terminate these agreements. As such, the amount payable in common stock of the Company was reduced by $30,000, thereby reducing the total purchase price of the assets acquired from $400,000 to $370,000. Under the terms of the Agreement the Company issued 352,941 shares of its common stock based on the closing price of the Company’s common shares as traded on the OTC market on the measurement date July 22, 2015 of $0.34 per share for total of $120,000.

The Company evaluated the Asset Purchase Agreement in accordance with ASC 805 – Business Combinations which notes the threshold requirements of a business combination that includes the expanded definition of a “business” and defines elements that are to be present to be determined whether an acquisition of a business occurred. No “activities” of Globe were acquired. Instead, the Company obtained control of a set of inputs (the acquired assets). Thus the Company determined agreement is an acquisition of assets, not an acquisition of a business in accordance with ASC 805. The total purchase price of $370,000 in connection with the assets acquired is included in archival images, and property and equipment, net, in the consolidated balance sheet.

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

In accordance with ASC 815 – Derivatives and Hedging: Embedded Derivatives, the Company determined the put options are an embedded derivative subject to bifurcation. The put options are a hybrid instrument that are not legally detachable or a mandatorily redeemable financial instrument. If exercised by Globe Photos, the put options embody an unconditional obligation by the Company to buy back its shares for cash at $0.34 per share, the market value of the Company’s common shares on the original transfer date of August 22, 2015. Globe may exercise this right beginning January 22, 2017 up to fifteen months subsequent that date. Using the Black-Scholes Valuation Model, the Company determined the fair value of the embedded derivative on August 22, 2015, the date of transfer of the common stock to Globe, to be $75,000. The Company’s stock price on August 22, 2015 was $0.34, risk-free discount rate of 1.01% and volatility of 100% was used to obtain fair value.

Management determined the assets acquired from Globe for net purchase price of $370,000 and $75,000 related to the embedded derivative, for total of $445,000. Based on its analysis of industry historical values of archival celebrity images and licensing and experience in the industry, Management’s allocation of the assets acquired in connection with the Globe APA is assigned as follows:

Inventory	$10,000
Intangible assets – content provider and photographic agreements	400,000
Copyrights	35,000
Total fair value of purchased assets	$445,000

In accordance with ASC 350 – Intangibles – Goodwill and Other, the Company determined the content provider and photographic agreements and copyrights acquired from Globe have finite useful lives with estimated useful life of 10 years. See Note 8 – Intangible Assets.

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s derivative liability measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Embedded derivative liability	$55,000	$–	$–	$55,000

As of December 31, 2015, the Company’s stock price was $0.51, risk-free discount rate of 1.30% and volatility of 100%, thus the Company included an unrealized gain totaling $20,000 in the consolidated statements of operations and comprehensive loss for twelve months ended December 31, 2015.

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Embedded Derivative Liability
	December 31,	December 31,
	2015	2014

Balance beginning of period	$0	$–
Embedded derivative in connection with the issuance of put option	75,000	–
Total unrealized income (loss) included in earnings	(20,000)	–
Balance end of period	$55,000	$–

6.	ARCHIVAL IMAGES, AND PROPERTY AND EQUIPMENT

Archival images, and property and equipment as of December 31, 2015 and 2014 comprise of the following:

	December 31,		Estimated Useful
	2015	2014	Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	730,076	676,215	10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	53,332	40,204	3 – 5 years
Furniture and fixtures	83,666	56,416	7 years
	3,649,520	3,555,281
Less accumulated deprecation	(590,537)	(213,729)
Total archival images, property and equipment, net	$3,058,983	$3,341,552

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	FRANK WORTH COLLECTION

On November 12, 2014, the Frank Worth Estate agreed to accept $155,000 and 200,000 common shares, with a fair value of $0.05 per share ($10,000), of the Company’s common stock in exchange for sole and exclusive, world-wide, royalty free rights to all negatives, prints, products and other materials the Company possesses including the use of the Frank Worth seal, Frank Worth’s name, likeness, publications and biography plus merchandising and selling rights. $30,000 due under the agreement for royalties was paid in January 2015. The remainder of $125,000 and 200,000 ($10,000) shares of common stock were due and payable on or before May 31, 2015, which is being held by the Company until a dispute between the Estate and an unrelated party of the Company is settled. As of December 31, 2015 and 2014, $135,000 has been provided for in accrued liabilities in the Company’s consolidated balance sheets. See Note 9 – Accrued Liabilities. Effective October 26, 2016, all liabilities with the Frank Worth Estate were settled by the Company. See Note 16 – Subsequent Events.

8.	INTANGIBLE ASSETS

Identifiable intangible assets comprise of the following at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets with determinable lives:

Content provider and photographic agreements	$400,000	$20,000	$–	$–
Copyrights	35,000	1,750	–	–
Total	$435,000	$21,750	$–	$–

Amortization expense in connection with the photographic agreements and copyrights for the twelve months ended December 31, 2015 was $21,750, and is included in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss. Estimated amortization expense over the next five years is $43,500 per year.

9.	ACCRUED LIABILITIES

Accrued liabilities at December 31, 2015 and 2014 comprise of the following:

	December 31,
	2015	2014
Accrued payroll and related	$3,518	$8,242
Accrued management fee due to related party	–	5,781
Due to Frank Worth Estate (Note 7)	135,000	135,000
Interest payable	4,176	748
Due to consultants for website development	102,000	–
Accrued royalties due to Frank Worth Estate	–	30,000
Fair value of limited edition prints due to consultant	–	250,000
Stock-based compensation due to non-employees	104,167	126,250
Contingent liability for taxes assumed in reverse merger	91,000	91,000
Other	20,847	3,010
Total accrued liabilities	$460,708	$650,031

On August 15, 2014, pre-merger CAPA entered into a four-month agreement for strategic management services with a consultant. In connection with the agreement, the consultant is to receive compensation of 5,500,000 shares of the Company’s common stock (See Note 13 – Shareholders’ Equity) and limited edition photographs for aggregate retail fair value of $250,000. The Company evaluated the transaction under the guidance in ASC 845-Nonmonetary Transactions. ASC 845 requires fair value of nonmonetary exchanges be recorded based on fair value inherent in the transaction. The Company determined the aggregate retail fair value of the prints totaling $250,000 represented the fair value of the reciprocal transfer between the Company and the consultant. The prints were earned upon execution of the agreement, and were delivered in March 2015, and included in revenues in the Company’s consolidated statements of operations and comprehensive loss as of December 31, 2015.

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the reverse merger on October 8, 2014, the Company determined a liability contingency for income taxes existed as of the merger date. The liability is to be reimbursed by a related party of pre-merger CAPA. This contingency has been accounted in accordance with ASC 805, which states that a liability from a contingency recognized as of the acquisition date is in the scope of ASC 450 – Contingencies, is not acquired or assumed in a business combination, shall continue to be recognized by the acquirer at its acquisition-date fair value. As of December 31, 2015 and 2014, contingent liability for income taxes totaled $91,000 which has been accounted for in accrued liabilities and due from related party.

10.	NOTES PAYABLE

On September 28, 2015, the Company entered into an unsecured promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. The note matures on September 28, 2016. Effective September 28, 2016, the note was extended to March 31, 2017 and is secured by approximately 240,000 vintage photographs. See Note 16 – Subsequent Events. Interest accrues at the rate of 10% per annum and is payable monthly beginning October 28, 2015. Interest paid under the unsecured promissory note agreement totaled $3,750 for the twelve months ended December 31, 2015. Accrued interest payable due under the unsecured note agreement was $154 at December 31, 2015.

In December 2015, the Company entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. The note matures on December 31, 2017 and bears interest at the rate of 10% per annum, and is payable on the 1st day of each month commencing in February 2016. On February 15, 2016, the Company entered into an additional promissory note agreement with the unrelated party for additional proceeds of $62,500. See Note 16 – Subsequent Events. The notes are secured by certain inventory and archival images of the Company in the amount up to $200,000. Accrued interest payable due under the unsecured note agreement was $665 at December 31, 2015.

11.	NOTES PAYABLE TO RELATED PARTIES

Effective July 21, 2015, the Company entered into a promissory note agreement with related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds was used for working capital purposes. The note matures on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the twelve months ended December 31, 2015 is $8,627. Per the terms of the agreement the Company incurred loan fees totaling $8,000 to be amortized over the term of the loan. For the twelve months ended December 31, 2015, amortization expense in connection with the loan fees totaled $3,576. Effective July 20, 2016 the note was extended to July 31, 2017. See Note 16 – Subsequent Events.

On August 1, 2013 the Company entered into an unsecured promissory note agreement with related party Dino Satallante for $100,000. The loan bears interest at 5%. The loan matured on July 14, 2014 and was extended to July 31, 2016. As of December 31, 2015 and 2014, $91,143 and $100,000 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the twelve months ended December 31, 2015 was $4,386. For the twelve months ended December 31, 2014 interest expense was $4,249. Effective July 31, 2016, the note agreement was extended to July 31, 2017. See Note 16 – Subsequent Events.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar and Dino Satallante, both beneficial interest shareholders of the Company, for working capital purposes. The loans bear interest at 6% per annum. The loans matured on September 10, 2015, and were extended to December 31, 2016. Effective 31, 2015, the loans have been extended to December 31, 2017. See Note 16 – Subsequent Events. During the year ended December 31, 2015, $2,400 was repaid on the loan to Dreamstar. At December 31, 2015, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively. Total interest expense in connection with the two unsecured promissory note agreements for the three months and twelve months ended December 31, 2015 $619 and $314, respectively. Interest expense for the three and twelve months ended December 31, 2014 was $584 and $2,423, respectively.

As of December 31, 2015 and 2014, interest payable in connection with the unsecured promissory note agreements with related parties was $3,357 and $748, respectively, and is included in accrued liabilities in the Company’s consolidated balance sheets.

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	RELATED PARTY TRANSACTIONS

Due From/To Related Parties

The following table summarizes amounts due to the Company from related parties for funds advanced by the Company on behalf of related parties and funds advanced from related parties for short-term working capital purposes as of December 31, 2015 and 2014. These amounts have been included in the consolidated balance sheets as current assets, net of long term portion, due from related parties and current liabilities due to related parties, respectively, and are due on demand.

	December 31,
	2015	2014
Due from related parties:
Dino Satallante, beneficial interest shareholder	$–	$1,350
Sam Battistone, beneficial interest shareholder	–	966
Klaus Moeller, related party of pre-merger CAPA and beneficial interest shareholder	91,000	91,000
Total due from related parties	91,000	93,316
Less long-term portion	(91,000)	–
Total due from related parties, net of long-term portion	$–	$93,316

Due to related parties:
ICONZ Art, LLC, beneficial interest shareholder	$–	$2,014
Klaus Moeller, related party of pre-merger CAPA	–	4,562
MSN Holding Co., beneficial interest shareholder	12,999	28,272
Premier Collectibles, beneficial interest shareholder	33,085	85
Stuart Scheinman, beneficial interest shareholder	–	29,341
Total due to related parties	$46,084	$64,274

Credit Card Payable

As of December 31, 2015 and 2014, $37,790 and $7,235, respectively, was outstanding on a personal credit card in the name of a beneficial interest shareholder of the Company – Premier Collectibles. The liability is included in accounts payable in the consolidated balance sheets.

13.       SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of December 31, 2015, there were no shares of Preferred Stock issued and outstanding.

Stock Purchase Agreement

On August 14, 2014 pre-merger CAPA entered into a Stock Purchase Agreement with an investor for sale of 20,000,000 of the Company’s common stock at $0.05 per share, for total of $1,000,000 payable in installments in August 2014 through December 31, 2014. As of December 31, 2014, 6,000,000 ($300,000) common shares remained outstanding under the terms of the agreement, which has been included in the consolidated balance sheets in current assets – stock subscription receivable and equity – common stock subscribed. As of December 31, 2015, $300,000 was received in connection with the outstanding stock subscription receivable for 6,000,000 shares.

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Private Placement

In March 2015, a beneficial shareholder of the Company closed a private placement comprising of individuals related to the former president for 1,820,000 shares of common stock at a $0.05 per share for aggregate proceeds of $91,000.

In connection with the private placement, the beneficial shareholder received 200,000 shares of the Company’s common stock in lieu of cash for payment of finder’s fee total stock-based compensation of $10,000 based on fair value of the Company’s common stock of $0.05 per share.

Stock-based and Other Compensation to Non-Employees

On February 1, 2014, pre-merger CAPA executed a consulting agreement for services. The agreement specifies issuance of 500,000 shares of common stock at execution of the agreement and 3,500,000 shares upon introduction of a strategic business partner. As of December 31, 2014 875,000 shares of common stock with a fair value of $43,750 were unissued and included in accrued liabilities in the Company’s consolidated balance sheets. The shares were issued as of December 31, 2015.

On August 15, 2014, pre-merger CAPA entered into a four-month agreement for strategic management services with a consultant. In connection with the agreement, the consultant is to receive compensation of 5,500,000 shares of the Company’s common stock payable in four equal installments. As of December 31, 2014, 1,650,000 shares of common stock with a fair value of $82,500 were unissued and included in accrued liabilities in the Company’s consolidated balance sheets. The shares were issued as of December 31, 2015.

In November 2014, the Company entered into a fixed price agreement with a consultant for website development services for total contract price of $193,000 payable in cash of $40,000 and 510,000 shares of the Company’s common stock with a stated fair value of $0.30 per share. As of December 31, 2015, 170,000 shares of common stock with fair value of $51,000 were issued. 340,000 shares of common stock were unissued for $102,000 which is included in accrued liabilities in the Company’s consolidated balance sheets. See Note 9 – Accrued Liabilities. This consultant ceased business operations in December 2016 prior to fulfilling their obligations under the agreement. As of December 31, 2015, 170,000 shares of these common shares had been issued. Subsequently, the Company issued an additional 229,300 shares, leaving, leaving 340,000 shares unissued. The Company owes no further obligations on this matter.

On January 1, 2015 the Company entered in a 12-month agreement for non-exclusive investment banking advisory services for total consideration of 2,000,000 shares of the Company’s common stock. The agreement was subsequently extended additional 6-months with no other changes to the terms of the original agreement. The shares are payable within 14 days of the effective date of the agreement and deemed earned in full upon execution of the agreement. The shares were issued in May 2015 in connection with the agreement with a fair value determined by the Company of $0.05 per share, for total $100,000. The agreement may be renewed for an additional 12-month term whereby the Company at its discretion shall pay the investment banking advisor $400,000 cash or an equivalent amount in the Company’s common stock based upon the thirty day volume weighted average price for thirty trading days prior to renewal.

On June 9, 2015 the Company entered into a management consulting agreement for total monthly compensation of $17,500. In addition, the consultant received 300,000 shares of common stock at fair value of $0.05 per share, for total $15,000. Effective January 1, 2016, the Company entered into a revised agreement with the consultant for compensation to be paid at the rate of $110 per hour. The Company also granted the consultant an additional 2,083,333 shares of common stock at fair value of $0.05 per share for 2015 services rendered by the consultant. The Company provided for the fair value as of December 31, 2015 and recorded $104,167, which is included in accrued liabilities in the consolidated balance sheets and general and administrative expenses in the consolidated statements of operations and comprehensive loss.

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Shares Reserved

The Company is required to reserve and keep available of its authorized, but unissued shares of common stock an amount sufficient to effect shares due in connection with the Stock Purchase Agreement and Stock-Based Compensation to Non-Employees. As of December 31, 2015, shares reserved for future issuance comprised of the following:

Shares
Reserved
Shares to be issued to consultants	2,423,333
Shares to be issued to Frank Worth Estate	200,000
2,623,333

These shares were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

14. COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

On September 6, 2012 the Company entered into a 25-month operating lease agreement for approximately 4,606 square foot warehouse and office facilities located in Las Vegas, NV. Monthly base rent due under the agreement is $3,270, plus common area maintenance fees. The agreement calls for 3% annual increase in base rental payments. On October 10, 2014, the Company entered into a First Amendment to Lease agreement extending the lease term for 60-months, beginning November 1, 2014. All other terms of the agreement remain unchanged.

As of December 31, 2015, future minimum payments due under the 60-month operating lease agreement are as follows:

2016	$40,623
2017	41,841
2018	43,096
2019	36,807
Total future minimum payments	$162,367

The Company leases various corporate housing from unrelated third parties for terms that range from month-to-month to one year. The Company also rents office space on a month-to-month basis in New York at rate of $850 per month.

Total rent expense for the twelve months ended December 31, 2015 and 2014 was $59,680 and $49,074, respectively, in connection with the operating lease agreements.

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.        INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss	$640,000	$178,000
Accrued liabilities	86,000	87,000
	726,000	265,000
Deferred tax liabilities:
Embedded derivative	(9,000)	–
Deprecation and amortization	(149,000)	(9,000)
Total deferred tax asset	568,000	256,000

Less valuation allowance	(568,000)	(256,000)
Net deferred tax asset	$–	$–

Provision for income tax provision (benefit) as of December 31, 2015 and 2014 consist of the following:

	December 31,
	2015	2014
Deferred:
Federal	$568,000	$256,000
State	–	–
Total deferred tax asset	568,000	256,000

Less valuation allowance	(568,000)	(256,000)
Net deferred tax asset	$–	$–

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income as of December 31, 2015 and 2014 as follows:

	December 31,
	2015	2014
Effective tax rate (benefit):
Federal	(34.0)%	(34.0)%
State	–	–
Permanent differences	18.8	24.8
Other	38.1	18.6
Change in valuation allowance	(22.9)	(9.4)
	-%	-%

A full valuation allowance of $568,000 and $256,000 has been applied against the Company’s net deferred tax assets as of December 31, 2015 and 2014, respectively, due to projected losses and because is not more likely than not that the Company will realize future benefits associated with these deferred tax assets.

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes. As a result of these provisions, utilization of net operating losses would be limited in the event of any future significant ownership change. Such a limitation could result in the expiration of the net operating loss carryforwards before utilization. The Company had such an ownership change related to the reverse merger transaction.

As of December 31, 2015 and 2014, the Company had gross federal net operating loss carryforwards of approximately $1,939,000 and $968,000, respectively, which was reduced to $1,494,000 and $523,000, respectively, due to such ownership change. The Company expects the limitation placed on the federal net operating loss carryforwards prior to the ownership change will likely expire unused.

16.        SUBSEQUENT EVENTS

Management has evaluated subsequent events, as defined by ASC 855, Subsequent Events, through the date on which the financial statements were available to be issued.

Stock-based and Other Compensation to Non-Employees

Effective January 1, 2016, the Company entered into a revised agreement with the consultant for compensation to be paid at the rate of $110 per hour. The Company also granted the consultant an additional 2,083,333 shares of common stock at fair value of $0.05 per share for 2015 services rendered by the consultant. The Company provided for the fair value as of December 31, 2015 and recorded $104,167, which is included in accrued liabilities in the consolidated balance sheets and general and administrative expenses in the consolidated statements of operations and comprehensive loss. See Note 13 – Shareholders’ Equity.

Notes Payable

On September 28, 2015, the Company entered into an unsecured promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. See Note 10 – Notes Payable. The note matured on September 28, 2016. Effective September 28, 2016 the note was extended to March 31, 2017 and is secured by an interest in approximately 240,000 vintage photographs. Interest continues to accrue at the rate of 10% per annum and is payable monthly. In event of default, interest increases to 25% per annum.

In December 2015, the Company entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. The note is secured by certain inventory of the Company in the amount up to $200,000. See Note 10 – Notes Payable. Effective February 15, 2016, the Company entered into an additional secured promissory note agreement with the unrelated party for $62,500. Interest accrues at the rate of 10% per annum and is payable the first of each month.

In April 2016 the Company entered into two promissory note agreements with unrelated parties for working capital purposes for total proceeds of $75,000. The promissory notes mature in December 2017 and bear interest at the rate of 6% per annum.

On April 7, 2016 an unrelated party advanced the Company $75,000 for purchase of a Marilyn Monroe archive. The advance is secured by the archive for which it was used and is to be repaid on or before April 2017 for total of $100,000 to satisfy the terms of the advance.

Proceeds from Auctions of Royalty Rights

On March 8, 2016, the Company entered into a Listing Agreement with Royalty Network, LLC, doing business as Royalty Exchange for auction of a 50% ownership of photographic copyrights of certain celebrity archival images owned by the Company. In addition, the sale also assigns the winning bidder the right to receive 50% of the future share of income derived from the assigned images.

In the second, third and fourth quarters of 2016 to the date the consolidated financial statements are available to be issued, the Company received gross proceeds of $76,000, $282,500, and $37,500, respectively, less 12.5% auction broker fee, from five separate auctions of these rights. The Company retains all exclusive licensing authority over the images and may exercise a buyback option to buy back the 50% ownership of the rights for two times the original auction proceeds for combined total of $792,000 for one to two year periods ranging from August 12, 2017 through November 18, 2018

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Archive Acquisition Agreements

On March 23, 2016 the Company entered in an agreement to purchase a celebrity photograph archive from Photoshot License Limited, a UK corporation, for total purchase price of $55,000. In addition, the Company paid a finder’s fee of $10,000 to a consultant in connection with the purchase of the archives. Per the terms of the agreement, the photographs may only be sold as a physical asset and CAPA does not have the right to license the images.

Effective June 1, 2016 the Company entered into three separate non-exclusive license agreements use of licensed images and trademarks through December 31, 2019. Under the terms of the agreements, the Company is required pay royalty of 10% on net sales. The agreements call for combined annual guaranteed minimum royalties per year of $150,000 based on combined minimum sales of $1,500,000 per year. The Company was required to pay advances related to 50% of the first year’s royalties totaling $75,000 upon execution of the agreements. The remainder of the first year’s combined minimum royalties is due on or before February 1, 2017.

Related Party Transactions

In February and March 2016, Stuart Scheinman, beneficial interest shareholder advanced $16,500 for short-term working capital purposes.

On April 4, 2016, the Company entered into a promissory note agreement with Premier Collectibles, a beneficial interest shareholder for total proceeds of $65,000 to be used for acquisition of archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection which the proceeds were used and matures on or before April 16, 2017.

On April 15, 2016, the Company entered into a promissory note agreement with a beneficial interest shareholder for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matures on December 15, 2017. The Company entered into two additional promissory note agreements with the beneficial shareholder for two additional loans of $50,000 for working capital purposes on October 3, 2016 and December 2, 2016. The promissory notes bear 6% per annum and mature on December 31, 2017.

Effective July 21, 2015, the Company entered into a promissory note agreement with related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds was used for working capital purposes. The note matured on July 20, 2016. Effective July 20, 2016 the note was extended to July 31, 2017. See Note 11 – Notes Payable to Related Parties.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar and Dino Satallante, both beneficial interest shareholders of the Company, for working capital purposes. The loans bear interest at 6% per annum. The loans matured on September 10, 2015, and were extended to December 31, 2016. Effective December 31, 2016, the loans have been extended to December 31, 2017. All other terms of the loans remain unchanged. See Note 11 – Notes Payable to Related Parties.

On August 1, 2013 the Company entered into an unsecured promissory note agreement with related party Dino Satallante for $100,000. The loan bears interest at 5%. The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective July 31, 2017, the note agreement was extended to July 31, 2017. All other terms remain unchanged.

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Frank Worth Collection

On July 6, 2016, Stuart Harris, as an individual and as Executor of the Estate of Frank Worth (“Claimant”) filed a Statement of Claim with the American Arbitration Association against the Company for breach of the Frank Worth Reproduction Rights Agreement entered into on November 18, 2011 (“the Frank Worth Reproduction Rights Agreement”) for royalties allegedly due. The Frank Worth Reproduction Rights Agreement called for royalty payments to be paid to Claimant by the Company for the exclusive global reproduction rights to all negatives, prints, products and other materials from the Frank Worth collection. However, on November 12, 2014, Claimant had previously agreed to accept $155,000 and 200,000 shares of the Company’s common stock in exchange for sole and exclusive, world-wide, royalty free rights to all negatives, prints, products and other materials the Company possesses including the use of the Frank Worth seal, Frank Worth’s name, likeness, publications and biography plus merchandising and selling rights. The Company paid $30,000 to the Claimant in January 2015 in connection with November 12, 2014 agreement. See Note 7 – Frank Worth Collection. The Statement of Claim also sought an award for breach of the November 12, 2014 agreement.

The Company made no further payments under the November 12, 2014 agreement due to Claimant selling the rights to 38 key images to Apsara, Inc. in 2007 and failing to disclose such prior sale to the Company. The Company also brought a counterclaim for breach of the November 12, 2014 agreement against Claimant for failure to disclose the previous sale of 38 key images which the Company had purchase the world-wide, royalty free rights under the Frank Worth Reproduction Rights Agreement and the subsequent November 12, 2014 agreement.

On October 18, 2016, an arbitration hearing was held on this matter. On October 28, 2016, the arbitrator issued an amended award, finding the 2011 Agreement to remain valid, but also recognizing the Company’s demand for clean title to the 38 Key images. Thus, the Company was ordered to pay Claimant $70,000 as final payment due under the November 12, 2014 agreement, payable to the Claimant no later than February 23, 2017. The Company was granted an award for delivery of clean title of the 38 Key images no later than February 23, 2017. In the event, Claimant provides such clean title by such deadline, the parties have the option to comply with the 2011 agreement and enter into negotiations for a new royalty agreement on the 38 Key images. But in the event Claimant does not deliver clean title, the Company shall retain possession of the entire collection, including the 38 Key images with no further obligation to pay royalties. Claimant failed to deliver clean title by February 23, 2017.

In the interim, the Company learned that Claimant is the subject of an action in a California Probate Court action challenging his actions as Executor of the Estate after March 2008. At that time Claimant was discharged as Executor of the Estate and he had no legal authority from that point on to represent the interests of the Estate, including entering into the agreements that were the subject of the Arbitration. That information has led the Company to secure the $70,000 final payment until such time as the California Probate Court determines the appropriate recipient.

On February 28, 2017, the parties agreed to dismiss this action with prejudice.

Stock-based and Other Compensation to Non-Employees

On January 2, 2015 the Company entered into a fixed price agreement with a consultant for website development services for total contract price of $193,000 payable in cash of $40,000 and 510,000 shares of the Company’s common stock with a stated fair value of $0.30 per share. As of December 31, 2015, 170,000 shares of common stock with fair value of $51,000 were issued. 340,000 shares of common stock were unissued for $102,000 which is included in accrued liabilities in the Company’s consolidated balance sheets. On October 1, 2016, the Company issued 229,300 ($68,790) shares of common stock as progress payment towards the fixed price agreement. Effective December 15, 2016, the consultant notified the Company that they have ceased operations. The Company has no further obligation for issuance of the remainder of common stock under the agreement.

