Form 10-Q
period 2016-03-31
Capital Art, Inc.
filed 2017-06-19
CIK 1527844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-55370

Capital Art, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0746744
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6445 South Tenaya Way, B-130 Las Vegas, Nevada 89113
(Address of principal executive offices)

702-722-6113
(Registrant’s telephone number)
_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 325,570,524 common shares as of June 16, 2017

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015;
F-2	Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited); and
F-4	Notes to Condensed Consolidated Financial Statements (unaudited).

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

Capital Art, Inc.

Condensed Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS
Cash	$7,000	$32,570
Accounts receivable, net	11,725	112,460
Inventory	130,437	84,550
Prepaid expenses and other, net	23,086	41,061

Total current assets	172,248	270,641

Archival images, and property and equipment, net	2,984,362	3,058,983
Intangible assets, net	402,375	413,250
Due from related party	105,000	91,000
Security deposits	13,581	13,581

TOTAL ASSETS	$3,677,566	$3,847,455

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$844,068	$705,685
Payable to Globe Photo, Inc., short-term portion	110,000	120,000
Due to related parties	63,084	46,084
Notes payable	—	150,000
Notes payable - related party	—	289,743
Total current liabilities	1,017,152	1,311,512

Payable to Globe Photo, Inc., less short-term portion	—	10,000
Notes payable - related party - net of current portion	283,580	—
Notes payable - net of current portion	292,500	120,000
Embedded derivative - put option	57,000	55,000
TOTAL LIABILITIES	1,650,232	1,496,512

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common Stock, $0.0001 par value; 450,000,000 shares authorized; 325,341,224 and 325,341,224 shares issued and outstanding at March 31, 2016 and December 31, 2015	32,534	32,534
Additional paid-in capital	4,051,874	4,051,874
Retained deficit	(2,057,074)	(1,733,465)

Shareholders' equity	2,027,334	2,350,943

TOTAL LIABILITIES AND PARTNERS' EQUITY	$3,677,566	$3,847,455

The accompanying notes are an integral part of the consolidated financial statements.

Capital Art, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$98,349	$341,242

Cost of revenues	69,562	73,898

Gross profit	28,787	267,344

Operating expenses:
Product development, sales and marketing	83,108	153,075
General and administrative	146,142	215,024
Depreciation and amortization expense	105,596	93,200
Total operating expenses	334,846	461,299

Loss from operations	(306,059)	(193,955)

Other income (expense):
Loss on derivative liability	(2,000)	—
Interest and other income	—	656
Interest expense	(15,550)	(4,870)
Total other income (expense)	(17,550)	(4,214)

Net loss before income taxes	(323,609)	(198,169)

Income taxes	—	—

Net loss	$(323,609)	$(198,169)

Basic and diluted loss per common share	$—	$—

Weight average basic and diluted shares outstanding	325,341,224	313,050,616

The accompanying notes are an integral part of the consolidated financial statements.

Capital Art, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(323,609)	$(198,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,596	93,200
Stock-based compensation to non-employees	—	10,000
Allowance for bad debt	4,600	—
Change in fair value of embedded derivative	2,000	—
Loss on sale of property included in cost of sales	—	2,942
Changes in assets and liabilities:
Accounts receivable	96,135	4,773
Inventory	(45,887)	3,111
Prepaid expenses and other	15,552	(11,529)
Accounts payable and accrued liabilities	138,383	(245,880)
Accrued liabilities	—	—

Net cash used in operating activities	(7,230)	(341,552)

Cash flows from investing activities:
Purchase of archival images, property and equipment	(20,100)	(55,695)
Cash paid to Globe Photo, Inc. for assets acquired	(20,000)	—
Advances to related parties	(14,000)	—
Net cash used in investing activities	(54,100)	(55,695)

Cash flows from financing activities:
Repayment of advances to related party	—	(11,727)
Advances from related parties	17,000	(35,396)
Proceeds from sale of common stock	—	91,000
Proceeds from settlement of common stock subscription	—	209,000
Proceeds from notes payable	22,500	—
Repayment of notes payable to related parties	(3,740)	—

Net cash provided by financing activities	35,760	252,877

Net decrease in cash	(25,570)	(144,370)

Cash at beginning of year	32,570	340,523

Cash at end of year	$7,000	$196,153

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,261	$847

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Stock based-compensation to non-employees	$—	$10,000

The accompanying notes are an integral part of the consolidated financial statements.

Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(unaudited)

1.	ORGANIZATION AND BUSINESS OPERATIONS

Capital Art, Inc. (formerly Movie Star News, LLC) (the “Company”), sells and manages classic and contemporary, limited edition photographic images and reproductions, with a focus on iconic celebrity images. The Company also makes available its images for publications and merchandizing. The Company aims to become a leading global photography marketing and distribution company by acquiring rights and ownership to collections of rare iconic negatives and photographs, and to establish worldwide wholesale and retail sales channels.

Movie Star News, LLC (“MSN”) was organized in the state of Nevada on August 29, 2012 as a limited liability company to acquire the assets of Kramer Productions, Inc. d/b/a Movie Star News, a New York limited liability company since 1939 that was credited for creating the concept of “pin-up art.” The acquisition resulted in MSN holding one of the largest and most diverse collections of Hollywood photographs in the world of over 3 million Hollywood-related posters, vintage photographs and original negatives.

The Company along with its wholly owned subsidiary, Capital Art, LLC (collectively “CAPA” or “pre-merger CAPA”), formed in the state of California on January 24, 2011, owns rare iconic celebrity images, including the rights to the Frank Worth Collection. The Frank Worth Collection comprises an extensive collection of Marilyn Monroe, James Dean and other iconic photographs, many rare and never seen that were accumulated over a period of 60 years.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the condensed consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2016 the Company had $7,000 cash on hand. At March 31, 2016 the Company has a retained deficit of $2,057,074. For the three months ended March 31, 2016 the Company had a net loss of $323,609 and cash used in operations of $7,230. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to invest its working capital resources in sales and marketing in order to increase the distribution and demand for its products. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the condensed consolidated financial statements for the three months ended March 31, 2016 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2015 as filed with the SEC pursuant to Rule 13a-13 under the Securities Exchange Act of 1934, as amended.

The condensed consolidated balance sheet as of December 31, 2015, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ended December 31, 2016.

The accompanying condensed consolidated financial statements represent the results of operations, financial position and cash flows of Capital Art, Inc., and its 100% owned subsidiaries Capital Art, LLC and Globe Photo, LLC for the three months ended March 31, 2016 and 2015. All inter-company balances and transactions have been eliminated.

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

The Company’s other revenue represent payments based on net sales from brand licensees for content reproduction rights. These license agreements are held in conjunction with third parties that are responsible for collecting fees due and remitting to the Company its share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees. Revenues from royalties as of March 31, 2016 and 2015 were insignificant.

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

Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(unaudited)

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Three Months Ended March 31,
	2016	2015
Basic weighted average common shares outstanding	325,341,224	313,050,616

Effect of dilutive securities	-	-

Diluted weighted average common and potential common shares outstanding	325,341,224	313,050,616

Shares Reserved

The Company is required to reserve and keep available of its authorized, but unissued shares of common stock an amount sufficient to effect shares due in connection with a Stock Purchase Agreement. As of March 31, 2016, shares reserved for future issuance comprised of the following:

Shares Reserved
Shares to be issued to Frank Worth Estate	200,000
200,000

These shares were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

Effective February 28, 2017, all liabilities with the Frank Worth Estate were settled by the Company. See Note 14 – Subsequent Events.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations and includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-08 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09, as discussed above. Management is currently assessing its procedures for determining revenues derived from principal versus agents in connection with the impact of adopting this new accounting standard on the Company’s condensed consolidated financial statements and does not believe that the adoption of ASU 2016-08 will have a material impact on the Company’s condensed consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09, as discussed above. Management is currently assessing the potential impact of adopting this new accounting standard on the Company’s condensed consolidated financial statements in connection with revenues recognized from licensing its vast archive of photographic images.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts from Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 do not change the core principle of the guidance in Topic 606, but instead affect only the narrow aspects noted in Topic 606. ASU 2016-12 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09, as discussed above. Management evaluated ASU 2016-12 and does not believe the adoption of ASU 2016-12 will have a material impact on the Company’s condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 will be effective for the Company beginning on January 1, 2018, and will be applied by means of a cumulative effect adjustment to the balance sheet, except for effects related to equity securities without readily determinable values, which will be applied prospectively. Management is currently evaluating the potential impact of adopting this new accounting standard on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize long-term lease arrangements as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The amendments also require certain new quantitative and qualitative disclosures regarding leasing arrangements. ASU 2016-02 will be effective for the Company beginning on January 1, 2019. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. Management does not believe the adoption of ASU 2016-02 will have a material impact on the Company’s condensed consolidated financial statements.

Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(unaudited)

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not, in and of itself, be considered a termination of the derivative instrument, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for the Company beginning on January 1, 2017. Early adoption is permitted, including in an interim period. Management evaluated ASU 2016-05 and does not believe the adoption of this new accounting standard will have a material impact on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which aims to reduce the diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. ASU 2016-06 will be effective for the Company beginning on January 1, 2017. Management evaluated ASU 2016-06 and does not believe the adoption of this this new accounting standard will have a material impact on the Company’s condensed consolidated financial statements effective January 1, 2017.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting and presentation of share-based payment transactions, including the accounting for related income taxes consequences and certain classifications within the statement of cash flows. ASU 2016-09 is effective for the Company beginning on January 1, 2017. Management evaluated the impact of adopting ASU 2016-09 and does not believe the new accounting standard will have a material impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard. Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements filed with this annual report.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in this Update affect the guidance in Update 2014-09, which is not yet effective. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year

Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(unaudited)

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s derivative liability measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at March 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liability	$57,000	$–	$–	$57,000

As of March 31, 2016, the Company’s recognized a loss totaling $2,000 in the condensed consolidated statements of operations for three months ended March 31, 2016.

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Embedded Derivative Liability
	March 31, 2016	March 31, 2015

Balance beginning of period	$55,000	$-
Total unrealized loss included in earnings	2,000	-
Balance end of period	$57,000	$-

4.	INVENTORY

Archive Acquisition Agreements

On March 23, 2016, the Company entered in an agreement to purchase a celebrity photograph archive from Photoshot License Limited, a UK corporation, for total purchase price of $55,000. In addition, the Company paid a finder’s fee of $10,000 to a consultant in connection with the purchase of the archives. Per the terms of the agreement, the photographs may only be sold as a physical asset and CAPA does not have the right to license the images.

5.	ARCHIVAL IMAGES, AND PROPERTY AND EQUIPMENT

Archival images, and property and equipment as of March 31, 2016 and December 31, 2015 comprise of the following:

	March 31, 2016	December 31, 2015	Estimated Useful Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	749,168	730,076	10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	54,340	53,332	3 – 5 years
Furniture and fixtures	83,666	83,666	7 years
	3,669,620	3,649,520
Less accumulated deprecation	(685,258)	(590,537)
Total archival images, property and equipment, net	$2,984,362	$3,058,983

Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(unaudited)

6.	FRANK WORTH COLLECTION

On November 12, 2014, the Frank Worth Estate agreed to accept $155,000 and 200,000 common shares, with a fair value of $0.05 per share ($10,000), of the Company’s common stock in exchange for sole and exclusive, world-wide, royalty free rights to all negatives, prints, products and other materials the Company possesses including the use of the Frank Worth seal, Frank Worth’s name, likeness, publications and biography plus merchandising and selling rights. $30,000 due under the agreement for royalties was paid in January 2015. The remainder of $125,000 and 200,000 ($10,000) shares of common stock were due and payable on or before May 31, 2015, which is being held by the Company until a dispute between the Estate and an unrelated party of the Company is settled. As of March 31, 2016 and December 31, 2015, $135,000 and $135,000, respectively, has been provided for in accrued liabilities in the Company’s consolidated balance sheets. See Note 8 – Accounts Payable and Accrued Liabilities. Effective February 28, 2017, all liabilities with the Frank Worth Estate were settled by the Company. See Note 14 – Subsequent Events.

7.	INTANGIBLE ASSETS

Identifiable intangible assets comprise of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives:

Content provider and photographic agreements	$400,000	$30,000	$400,000	$20,000
Copyrights	35,000	2,625	35,000	1,750
Total	$435,000	$32,625	$435,000	$21,750

Amortization expense in connection with the photographic agreements and copyrights for the three months ended March 31, 2016 was $10,875, and is included in depreciation and amortization expense in the condensed consolidated statements of operations. Estimated amortization expense over the next five years is $43,500 per year.

Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(unaudited)

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities at March 31, 2016 and December 31, 2015 comprise of the following:

	March 31, 2016	December 31, 2015
Accounts payable	$299,473	$244,977
Accrued payroll and related	6,919	3,518
Deferred rent	2,946	-
Due to Frank Worth Estate	135,000	135,000
Interest payable	8,466	4,176
Accrued liability in connection with archive acquisition	67,500	-
Due to consultants for website development	102,000	102,000
Accrued royalties	2,332	-
Accrued tax payable	1,756	-
Stock-based compensation due to non-employees	104,167	104,167
Contingent liability for taxes assumed in reverse merger	91,000	91,000
Other	22,509	20,847
Total accrued liabilities	$844,068	$705,685

In connection with the reverse merger on October 8, 2014, the Company determined a liability contingency for income taxes existed as of the merger date. The liability is to be reimbursed by a related party of pre-merger CAPA. This contingency has been accounted in accordance with ASC 805, which states that a liability from a contingency recognized as of the acquisition date is in the scope of ASC 450 – Contingencies, is not acquired or assumed in a business combination, shall continue to be recognized by the acquirer at its acquisition-date fair value. As of March 31, 2016 and 2015, contingent liability for income taxes totaled $91,000 which has been accounted for in accrued liabilities.

9.	NOTES PAYABLE

On September 28, 2015, the Company entered into an unsecured promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. The note matured on September 28, 2016. Effective September 28, 2016, the note was extended to March 31, 2017 and is now secured by approximately 240,000 vintage photographs. Effective March 31, 2017, this note was amended to extend the maturity date to the earlier of June 30, 2018 or receipt by the Company of equity capital in the minimum amount of $1 million. Interest accrues at the rate of 10% per annum and is payable monthly beginning October 28, 2015. Interest paid under the unsecured promissory note agreement totaled $3,750 for the three months ended March 31, 2016. Accrued interest payable due under the unsecured note agreement was $154 at March 31, 2016. In event of default, interest increases to 25% per annum.

On December 31, 2015, the Company entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. On February 15, 2016, the Company entered into a new promissory note agreement with the unrelated party for a promissory note in the amount of $62,500. The notes bear interest at 10%, per annum, and mature on December 31, 2017, with principal and accrued interest being due at such time. The Company only received one tranche in amount of $22,500 as of March 31, 2016. The remaining $40,000 of the total proceeds were received on April 5, 2016. Of the $22,500 received during the quarter, $14,000 was advanced to a related party. The note is secured by certain inventory and archival images of the Company in the amount up to $200,000. Accrued interest payable due under the promissory note agreement was $3,563 at March 31, 2016.

Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(unaudited)

10.	NOTES PAYABLE TO RELATED PARTIES

Effective July 21, 2015, the Company entered into a promissory note agreement with a related party, Dino Satallante, a principal shareholder, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds was used for working capital purposes. The note matured on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo assets. Total interest expense in connection with the secured promissory note agreement for the three months ended March 31, 2016 was $4,800. Per the terms of the agreement the Company incurred loan fees totaling $8,000 to be amortized over the term of the loan. For the three months ended March 31, 2016, amortization expense in connection with the loan fees totaled $2,001. Effective July 20, 2016 the note was extended to July 20, 2017. The note is being shown net of unamortized loan fees of $2,423 as of March 31, 2016.

On August 1, 2013, the Company entered into another unsecured promissory note agreement with, Dino Satallante for $100,000. The loan bears interest at 5%. As of March 31, 2016 and December 31, 2015, $87,404 and $91,143 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the three months ended March 31, 2016 was $1,204. For the three months ended March 31, 2015 interest expense was $1,260. The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective July 31, 2016, the note agreement was extended to July 31, 2017.

Effective September 11, 2014, the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar, Inc., an entity owned and controlled by Sam Battistone, a Company officer and director and a principal shareholder, and Dino Satallante, a principal shareholder of the Company, for working capital purposes. The loans bear interest at 6% per annum. The loans matured on September 10, 2015, and were extended to December 31, 2016. Effective December 31, 2016, the loans were extended to December 31, 2017 and are being shown as long term in the quarter ended March 31, 2016. At March 31, 2016, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively. Total interest expense in connection with the two unsecured promissory note agreements for the three months ended March 31, 2016, was $579. Interest expense for the three months ended March 31, 2015 was $615.

As of March 31, 2016 and 2015, interest payable in connection with the unsecured promissory note agreements with related parties was $5,536 and $1,776, respectively, and is included in accrued liabilities in the Company’s consolidated balance sheet.

11.	RELATED PARTY TRANSACTIONS

Due From/To Related Parties

The following table summarizes amounts due to the Company from related parties for funds advanced from the Company on behalf of related parties and funds advanced from related parties for short-term working capital purposes as of March 31, 2016 and December 31, 2015. These amounts have been included in the condensed consolidated balance sheets with due from related parties as long term assets, and due to related parties as current liabilities since they are due on demand.

	March 31, 2016	December 31, 2015
Due from related parties:
Klaus Moeller, related party of pre-merger CAPA and beneficial interest shareholder	$91,000	$91,000
ICONZ Art, LLC, beneficial interest shareholder	14,000	—
Total due from related parties	$105,000	$91,000

Due to related parties:
MSN Holding Co., beneficial interest shareholder	$12,999	$12,999
Premier Collectibles, beneficial interest shareholder	33,085	33,085
Stuart Scheinman, officer, director and beneficial interest shareholder	17,000	—
Total due to related parties	$63,084	$46,084

Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(unaudited)

Credit Card Payable

As of March 31, 2016 and December 31, 2015, $73,282 and $37,790, respectively, was outstanding on a personal credit card in the name of a beneficial interest shareholder of the Company – Premier Collectibles. The liability is included in accounts payable in the consolidated balance sheets.

 Related Party Transactions

In February and March 2016, Stuart Scheinman, the Company’s current President and director, as well as a beneficial interest shareholder, advanced $17,000 for short-term working capital purposes.

12.       SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of March 31, 2016, there were no shares of Preferred Stock issued and outstanding.

Stock-based and Other Compensation to Non-Employees

The Company committed to issue a consultant 2,083,333 shares of common stock at fair value of $0.05 per share for 2015 services rendered. The Company provided for the fair value as of December 31, 2015 and recorded $104,167, which is included in accrued liabilities in the condensed consolidated balance sheet.

13. COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

On September 6, 2012, the Company entered into a 25-month operating lease agreement for approximately 4,606 square foot warehouse and office facilities located in Las Vegas, NV. Monthly base rent due under the agreement is $3,270, plus common area maintenance fees. The agreement calls for 3% annual increase in base rental payments. On October 10, 2014, the Company entered into a First Amendment to Lease agreement extending the lease term for 60-months, beginning November 1, 2014. All other terms of the agreement remain unchanged.

The Company leases various corporate housing from unrelated third parties for terms that range from month-to-month to one year. Until June 2016 the Company also rented office space on a month-to-month basis in New York at rate of $850 per month. This lease was terminated in June 2016.

Total rent expense for the three months ended March 31, 2016 and 2015 was $18,320 and $15,363 respectively, in connection with the operating lease agreements.

Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(unaudited)

14.        SUBSEQUENT EVENTS

Notes Payable

On September 28, 2015, the Company entered into an unsecured promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. See Note 9 – Notes Payable. The note matured on September 28, 2016. Effective September 28, 2016 the note was extended to March 31, 2017 and is now secured by an interest in approximately 240,000 vintage photographs. Effective March 31, 2017, this note was amended to extend the maturity date to the earlier of June 30, 2018 or receipt by the Company of equity capital in the minimum amount of $1 million. Interest continues to accrue at the rate of 10% per annum and is payable monthly. In event of default, interest increases to 25% per annum. Effective March 17, 2017 the note was extended to July 31, 2017.

In April 2016 the Company entered into two promissory note agreements with unrelated parties for working capital purposes for total proceeds of $75,000. The promissory notes mature in December 2017 and bear interest at the rate of 6% per annum.

On April 7, 2016 an unrelated party advanced the Company $75,000 for purchase of a Marilyn Monroe archive. The advance is secured by the archive for which it was used and is to be repaid on or before July 31, 2017 for a total of $100,000 to satisfy the terms of the promissory note.

Archive Acquisition Agreements

Effective June 1, 2016 the Company entered into three separate non-exclusive license agreements for the use of licensed images and trademarks through December 31, 2019. Under the terms of the agreements, the Company is required to pay a royalty of 10% on net sales. The agreements call for combined annual guaranteed minimum royalties per year of $150,000 based on combined minimum sales of $1,500,000 per year. The Company was required to pay advances related to 50% of the first year’s royalties totaling $75,000 upon execution of the agreements. The remainder of the first year’s combined minimum royalties is due on or before February 1, 2017.

Related Party Transactions

On April 4, 2016, the Company entered into a promissory note agreement with Premier Collectibles, a company owned by the Company’s President, Stuart Scheinman, in the principal amount of $65,000 to be used for an acquisition of archives. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection, which the proceeds were used, and matures on or before April 16, 2017. Effective May 1, 2017, the note was extended to July 31, 2017 with a principal amount due at such time of $75,000. This note was made by an associate of Mr. Scheinman to him for the purposes of him loaning these funds to the Company. The parties intend to amend the structure of this loan so that it is between the Company and the original maker, with Mr. Scheinman acting as the guarantor of this obligation and releasing the security interest.

On April 15, 2016, the Company entered into a promissory note agreement with Sean Goodchild, at the time an officer and director of the Company and currently a shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matures on December 15, 2017. The Company entered into two additional promissory note agreements with Mr. Goodchild for two additional loans of $50,000 for working capital purposes on October 3, 2016 and December 2, 2016. The promissory notes bear interest at 6% per annum and mature on December 31, 2017.

Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(unaudited)

Effective July 21, 2015, the Company entered into a promissory note agreement with related party, Dino Satallante, a principal shareholder. The note matured on July 20, 2016. Effective July 20, 2016 the note was extended to July 20, 2017. See Note 10 – Notes Payable to Related Parties.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Sam Battistone, a Company officer and director and a principal shareholder, and Dino Satallante, a principal shareholder of the Company. The loans bear interest at 6% per annum. The loans matured on September 10, 2015, and were extended to December 31, 2016. Effective December 31, 2016, the loans were extended to December 31, 2017. All other terms of the loans remain unchanged. See Note 10 – Notes Payable to Related Parties.

On August 1, 2013, the Company entered into an unsecured promissory note agreement with a related party, Dino Satallante, a principal shareholder, for $100,000. The loan bears interest at 5%. The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective July 31, 2016, the note agreement was extended to July 31, 2017. All other terms remain unchanged.

Frank Worth Collection

On July 6, 2016, Stuart Harris, as an individual and as Executor of the Estate of Frank Worth (“Claimant”) filed a Statement of Claim with the American Arbitration Association against the Company for breach of the Frank Worth Reproduction Rights Agreement entered into on November 18, 2011 (“the Frank Worth Reproduction Rights Agreement”) for royalties allegedly due. The Frank Worth Reproduction Rights Agreement called for royalty payments to be paid to Claimant by the Company for the exclusive global reproduction rights to all negatives, prints, products and other materials from the Frank Worth collection. However, on November 12, 2014, Claimant had previously agreed to accept $155,000 and 200,000 shares of the Company’s common stock in exchange for sole and exclusive, world-wide, royalty free rights to all negatives, prints, products and other materials the Company possesses including the use of the Frank Worth seal, Frank Worth’s name, likeness, publications and biography plus merchandising and selling rights. The Company paid $30,000 to the Claimant in January 2015 in connection with November 12, 2014 agreement. See Note 6 – Frank Worth Collection. The Statement of Claim also sought an award for breach of the November 12, 2014 agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Our objective is to become the largest repository of archival pop culture photography in the online world. To this end, we have been and continue to search for photographic archives. We have amassed our current inventory and rights to photographic images and reproductions from a series of acquisitions that started in 2011. These past few years of acquisitions have resulted in an impressive collection for our company, including the rights to the Frank Worth collection, and the rights or ownership over hundreds of thousands of photos and negatives. Archived and stored in our warehouse are boxes of never seen before negatives, one-of-a kind prints and other memorabilia. We have rare images of celebrity icons, such as Elvis Presley, James Dean, Marilyn Monroe, and many others, which have never been seen by the public.

As part of increasing our product offerings, we plan to continue our search for photographic archives that are undervalued by the market. These archives may be acquired outright or we may enter into representation or consignment agreements with the owners of the archives. These opportunities are typically (1) aging photographers who are looking to monetize their archive while still alive via a single large transaction, or (2) media companies that have aggregated assets (or rights to assets) and are seeking to dispose of the archive or a partner who can help them grow cash flows related to the archive. These opportunities exist both in the United States and abroad and we continue to search for value wherever it may be geographically located.

Our business is to monetize the value of our collection. We sell our photographic images and reproductions through auctions, third-party galleries, art consultants, interior decorators and directly to consumers. We reach our customers through diverse marketing channels, including our websites, events and interactive campaigns. We also reproduce mass quantities of different photographs from our collection, which are sold through third party on-line retailers. We are continually exploring these and other marketing possibilities and we expect to continue our efforts to pursue contracts and to diversify our revenues.

Our principal place of business is located at 6445 South Tenaya Way, Suite B-130, Las Vegas, NV 89113. General information about us can be found at www.capitalart.com. The information contained on or connected to our website is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered part of this or any other report filed with the SEC.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2016 and 2015

Our summary results are presented below:

	Three Months Ended March 31,
	2016	2015	Change	% Change
Revenues	$98,349	$341,242	(242,893)	(71%)
Cost of revenues	69,562	73,898	(4,336)	(6%)
Gross profit (loss)	28,787	267,344	(238,557)	(89%)
Operating expenses	334,846	461,299	(126,453)	(27%)

(Loss) income from operations	(306,059)	(193,955)	(112,104)	58%

Interest income (expense), net	(15,550)	(4,214)	(11,336)	239%

Loss on derivative liabilities	(2,000)	-	(2,000)

Net loss	$(323,609)	$(198,169)	(125,440)	39%

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average basic and diluted shares outstanding	325,341,224	313,050,616

Revenues.

Our revenues by principal category were as follows:

	Three Months Ended March 31,
	2016	2015	Change	% Change
Licensing fees	$37,961	$3,165	$34,796	1,099%
Print sales	60,388	338,077	(277,689)	(82%)
Total revenues	$98,349	$341,242	$(242,893)	(71%)

We derive our revenues from sales of our classic and contemporary limited edition photographic images and reproductions, with a focus on iconic celebrity images, through specialized fine art dealers and distributors, which includes, but is not limited to, third-party galleries, art consultants, and interior decorators, or directly to end consumers.

During the three months ended March 31, 2016, revenues decreased by $242,893 (71%) to $98,349 for the three months ended March 31, 2016, compared to $341,242 for the same period in 2015. This decrease in revenue was in part a result of a decrease in print sales, which decreased by $277,689 because we were not able to conduct our anticipated Q1 auction on time. Our goal was to have our large quarterly online auction during Q1, but due to the immense amount of work that it takes to put these auctions together sometimes it takes more time than anticipated, which caused the Q1 auction to actually take place in mid-April of Q2. We believe this will balance out in the future as we diversify our sales platforms. Our product sales are generated through sale of limited edition or reproductions from our collection of classic and contemporary limited edition photographic images and reproductions. In private and online auction sales, we stimulate buyer interest through marketing and sell the item to the highest bidder.

Accounts receivable balances as of March 31, 2016 and 2015 were not material to our condensed consolidated financial statements. There is significant financial risk associated with a dependence upon a small number of distributors and customers which could have an adverse effect on our future consolidated financial statements if these distributors or customers were to leave. We intend to continue our investment in sales and marketing in order to increase distribution and demand for our products and adding content to our product lines, along with adding additional channels of distribution.

Cost of Revenues

Our cost of revenues were as follows:

	Three Months Ended March 31,
	2016	2015	Change	% Change
Prints, framing and related costs	$24,808	$37,832	$(13,024)	(34%)
Selling and auction fees	16,545	10,171	6,374	63%
Cost of fulfillment and shipping	20,205	25,895	(5,690)	(21%)
Total cost of revenues	$69,562	$73,898	$(4,336)	(6%)

Cost of revenues decreased by $4,336 (6%) to $69,562 for the three months ended March 31, 2016, compared to $73,898 for the same period in 2015. The decrease in cost of revenue is due to lower revenue in the three months ended March 31, 2016 compared to the same period in 2015.

Gross profit as a percentage of total revenues was 29% and 78% for the three months ended March 31, 2016 and 2015, respectively. Our gross profit mix as a percentage of total revenues for the three months ended March 31, 2016, compared to the same period in 2015 increased due to added payroll costs associated with fulfillment labor. Cost of sales mix will vary depending on our revenue mix. During the three months ended March 31, 2016 compared to the same period in 2015, gross profit as a percentage of revenues increased due to costs associated with the limited edition photographs for an aggregate retail fair value of $250,000 delivered to the consultant in March 2015. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

As we work with various channels to distribute our product, we continue to negotiate deals to reduce our overall fulfillment costs.

For the three months ended March 31, 2016, costs associated with prints, framing and related costs decreased $13,024 to $24,808 (34%) from $37,832 during the same three month period in 2015. This decrease was primarily due to the limited edition photographs delivered to the consultant in March 2015. As of the date of this report we have begun to outsource all print and framing. We believe that this will reduce overhead and allow us to focus our efforts on expanding our retail channels.

Total selling and auction fees associated with the sales of our prints and fine art on the World Wide Web for the three months ended March 31, 2016 and 2015 were $16,545 and $10,171, respectively. Selling and auction fees will vary depending on the online or auction house fee structure.

Operating Expenses

Operating expenses consisting of marketing and sales expenses, general and administrative costs, and depreciation expense, decreased by $126,453 to $334,846 for the three month period ended March 31, 2016 compared to $461,299 for the same period in 2015, respectively.

	Three Months Ended March 31,
	2016	2015	Change	% Change
Product development, sales and marketing	$83,108	$153,075	$(69,967)	(46%)
General and administrative	146,142	215,024	(68,882)	(32%)
Depreciation expense	105,596	93,200	12,396	12%
Total costs and operating expenses	$334,846	$461,299	$(126,453)	(27%)

Product development, sales and marketing expenses decreased by $69,967 (46%) to $83,108 for the three months ending March 31, 2016, compared to $153,075 for the same period in 2015. Product development, sales and marketing expenses is primarily comprised of costs associated with website development costs, sales and marketing salaries, as well as other expenses associated with marketing and related services. We continue investing our available working capital resources in sales and marketing in order to increase distribution and demand for our products and adding content to product lines, along with adding additional channels of distribution.

General and administrative expenses decreased by $68,882 (32%) to $146,142 during the three months ending March 31, 2016 compared to $215,024 in the same period 2015. The decrease was comprised primarily of costs associated with legal and accounting fees, costs associated with investor relations, including fees, expenses and stock compensation, and management consultants, administrative payroll and related costs. This decrease was offset by increased costs associated with our facilities, insurance and other supplies during the three months ending March 31, 2016 compared to the same period in 2015.

For the three months ended March 31, 2016, general and administrative costs as a percentage of total revenues increased by 86% to 149% compared to 63% for the same period in 2015.

Depreciation expense increased by $12,396 (13%) to $105,596 for the three months ended March 31, 2016, from $93,200 in the same period 2015. We record archival images, and property and equipment at cost for purchases over $500. Archival images, property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from three to ten years. We capitalize direct costs associated with improvements to archival images, and property and equipment in accordance with ASC 360 – Property, Plant, and Equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease. The increase in depreciation expense for the three months ended March 31, 2016, compared to the same period in 2015 is primarily due to depreciation of our archival images, comprising primarily of the Frank Worth Collection acquired in a transaction entered into on November 12, 2014.

Interest Expense

Interest expense primarily resulted from related party interest expense and interest on revolving credit cards.

	Three Months Ended March 31,
	2016	2015	Change	% Change
Interest expense – related parties	$6,583	$1,875	$4,708	251%
Other interest expense, net	8,967	2,995	5,956	199%
Total interest expense, net	$15,550	$4,870	$10,680	219%

On August 1, 2013, we entered into an unsecured promissory note agreement with Dino Satallante, a principal shareholder, for $100,000. The loan bears interest at 5%. The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective July 31, 2016, the note agreement was extended to July 31, 2017. As of March 31, 2016 and December 31, 2015, $100,000 was outstanding under the unsecured promissory note agreement. Interest expense for the three months ended March 31, 2016 and 2015 was $1,204 and $1,260, respectively.

 Effective September 11, 2014, we entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar Inc., an entity owned and controlled by Sam Battistone, one of our officers and directors and a principal shareholder, and Dino Satallante, a principal shareholder of the Company, for working capital purposes. The loans bear interest at 6% per annum and matured on September 10, 2015and were extended to December 31, 2016. Effective December 31, 2016, the loans were extended to December 31, 2017. At March 31, 2016, $20,500 and $20,500 was outstanding to Dino Satallante and Dreamstar, respectively. Total interest expense in connection with the two unsecured promissory note agreements for the three months ended March 31, 2016 was $5,072.

Liquidity and Capital Resources

As of March 31, 2016, we had cash or cash equivalents of $7,000.

Net cash used in operating activities was $7,230 during the three month period ended March 31, 2016, compared to $341,552 for the three month period ended March 31, 2015.  We anticipate that overhead costs in current operations will increase in the future as our business continues to expand.

Net cash used in investing activities was $54,100 during the three month period ended March 31, 2016, compared to $55,695 for the three month period ended March 31, 2015.  We anticipate that our investing expenditures will increase as we expand our collection.

Cash flows provided by financing activities were $35,760 for the three month periods ended March 31, 2016, compared to cash flows of $252,877 provided by financing activities during the three months ended March 31, 2015.

There is no guarantee we will generate sufficient revenues to continue operations. Our management estimates we will need approximately $1,000,000 in annual revenues to continue operations at our current operating level, without consideration given to investment in new sales and marketing channels. For the immediate future we plan to achieve this revenue target by ramping up fees earned from licensing imagery to media companies growing a network of global sales agents. There is no guarantee that we will generate sufficient revenues to continue operations. We expect to continue incurring significant operating losses for the near future. If we are not successful in achieving revenues required to continue operations at our current operating levels within three to four months, or obtain additional financing, our operations will be significantly negatively impacted, and we will need to significantly scale back our operations or liquidate all or a portion of our collections.

We believe that our principal difficulty in our ability to successfully generate profits has been the lack of available capital to operate and expand our business. We believe we need a minimum of approximately $3,000,000 in additional working capital to be utilized for key archive acquisitions, inventory management software, technology development, additional staffing and working capital. As of the date of this Report we have no commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2016.

Critical Accounting Polices

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are disclosed in Note 2 of our audited financial statements included in the Form 10-K filed with the Securities and Exchange Commission.

Off Balance Sheet Arrangements

As of March 31, 2016, there were no off balance sheet arrangements.

Recent Accounting Pronouncements

The recent accounting pronouncements that are material to our financial statements are disclosed in Note 2 of our audited financial statements included in the Form 10-K filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2016, at reasonable assurance level, for the following reasons:

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

Our Board of Directors has assigned a priority to the short-term and long-term improvement of our internal control over financial reporting. We intend to retain a qualified Chief Financial Officer in 2017 to remedy the processes that would eliminate the issues that may arise due to the absence of separation of duties within the financial reporting functions. Additionally, our Board of Directors will work with management to continuously review controls and procedures to identified deficiencies and implement remediation within our internal controls over financial reporting and our disclosure controls and procedures.

We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations - Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended March 31, 2016, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

At March 31, 2016, we were not party to any outstanding litigation, nor had we received notice of any pending action to be filed against us. Aside from the following, we are currently not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us. Recently, we successfully resolved one action as described below.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-12G/A filed with the SEC on March 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on June 19, 2017 on its behalf by the undersigned thereunto duly authorized.

CAPITAL ART, INC.

/s/Stuart Scheinman
Stuart Scheinman Principal Executive Officer

/s/Scott C. Black
Scott C. Black Principal Financial and Accounting Officer

