Form 10-Q
period 2016-06-30
Capital Art, Inc.
filed 2017-07-27
CIK 1527844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 325,570,524 common shares as of June 29, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015;
F-2	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited); and
F-4	Notes to Condensed Consolidated Financial Statements (unaudited).

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

 Capital Art, Inc.

Condensed Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

(UNAUDITED)

	June 30, 2016	December 31, 2015
Assets

Current Assets
Cash	$8,288	$32,570
Prepaid expenses	91,432	41,061
Accounts receivable, net	4,061	112,460
Inventory	128,582	84,550
Total Current Assets	232,363	270,641

Property and equipment, net	2,961,307	3,058,983

Due from related party	91,000	91,000

Security deposit	6,356	13,581

Intangible Assets	391,500	413,250

Total Assets	$3,682,526	$3,847,455

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$716,860	$705,685
Payable to Globe Photo, Inc., short- term portion	70,000	120,000
Due to related parties	49,084	46,084
Note payable, net of debt discount	—	150,000
Note payable - related party	—	289,746
Total Current Liabilities	835,944	1,311,512

Non-current Liabilities:
Note payable - related party - less short-term portion	397,264	—
Note payable, net of debt discount - less short-term portion	488,322	120,000
Derivative liability	82,000	55,000
Payable to Globe Photo, Inc. less short-term portion	—	10,000

Total Non-current Liabilities	967,586	185,000

Total Liabilities	1,803,530	1,496,512

Commitments and contingencies

Stockholders' Deficit

Preferred stock, $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding at June 30, 2016 and December 31, 2015	—	—

Common stock par value $0.0001: 450,000,000 shares authorized; 325,341,224 and 325,341,224 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	32,534	32,534
Additional paid in capital	4,051,874	4,051,874
Accumulated deficit	(2,205,412)	(1,733,465)
Shareholders' Equity	1,878,996	2,350,943

Total Liabilities and Stockholders' Deficit	$3,682,526	$3,847,455

 The accompanying notes are an integral part of the consolidated financial statements.

 Capital Art, Inc.

Condensed Consolidated Statements of Operations

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net revenue	$294,216	$35,040	$392,565	$376,282

Cost of revenue	49,072	42,378	118,634	116,276

Gross margin	245,144	(7,338)	273,931	260,006

Operating expenses
Product development, sales and marketing	43,095	197,131	126,203	350,206
General and administrative	182,972	197,219	329,114	412,243
Depreciation and amortization expense	107,551	94,406	213,147	187,606

Total operating expenses	333,618	488,756	668,464	950,055

Loss from operations	(88,474)	(496,094)	(394,533)	(690,049)

Other income (expenses)
Interest expense	(34,864)	(1,830)	(50,414)	(6,700)
Interest and other income	—	4	—	660
Change in fair value of derivative liabilities	(25,000)	—	(27,000)	—
Other income (expenses), net	(59,864)	(1,826)	(77,414)	(6,040)

Net loss	$(148,338)	$(497,920)	$(471,947)	$(696,089)

Per-share data
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	325,341,224	322,010,151	325,341,224	320,383,974

The accompanying notes are an integral part of the consolidated financial statements.

 Capital Art, Inc.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(471,947)	$(696,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213,147	187,606
Amortization of loan fees	4,002	—
Amortization of debt discount	5,822	—
Allowance for bad debt	11,100	176,000
Loss on sale of property included in cost of sales	—	2,942

Change in fair value of embedded derivative	27,000	—

Changes in operating assets and liabilities:
Accounts receivable	97,299	10,044
Prepaid expenses	(54,373)	(100,083)
Inventory	(44,032)	5,107
Security deposit	7,225	—
Accounts payable and accrued liabilities	11,175	(136,753)
Net Cash Used In Operating Activities	(193,582)	(551,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for minority investment in business	—	—
Purchase of archival images, property and equipment	(93,721)	(69,762)
Advances to related parties	(14,000)	—
Net Cash Used In Investing Activities	(107,721)	(69,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from related party	—	(49,496)
Advances from related parties	17,000	—
Proceeds from sale of common stock	—	391,000
Proceeds from notes payable	212,500	—
Proceeds of note payable - related party	115,000	—
Repayment of payable to Globe Photo, Inc.	(60,000)	—
Repayment of note payable - related party	(7,479)	—
Net Cash Provided By Financing Activities	277,021	341,504

Net Change in Cash	(24,282)	(279,484)

Cash - Beginning of Period	32,570	340,523

Cash - End of Period	$8,288	$61,039

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$6,905	$5,480

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for settlement of accrued liabilities	$—	$126,250

The accompanying notes are an integral part of the consolidated financial statements.

Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

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

Movie Star News, LLC (“MSN”) was organized in the state of Nevada on August 29, 2012 as a limited liability company to acquire the assets of Kramer Productions, Inc. d/b/a Movie Star News, a New York limited liability company since 1939 that was credited for creating the concept of “pin-up art”. The acquisition resulted in MSN holding one of the largest and most diverse collections of Hollywood photographs in the world of over 3 million Hollywood-related posters, vintage photographs and original negatives.

Capital Art, Inc. (“CAPA”), formed in the state of Delaware on April 26, 2007 along with its wholly owned subsidiary, Capital Art, LLC (collectively “CAPA” or “pre-merger CAPA”) formed in the state of California on January 24, 2011, owns rare iconic celebrity images, including the rights to the Frank Worth Collection. The Frank Worth Collection comprises an extensive collection of Marilyn Monroe, James Dean and other iconic photographs, many rare and never seen that were accumulated over a period of 60 years.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the condensed consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2016 the Company had $8,288 cash on hand. At June 30, 2016 the Company has a retained deficit of $2,205,412. For the six months ended June 30, 2016 the Company had a net loss of $471,947 and cash used in operations of $193,582. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the condensed consolidated financial statements for the three and six months ended June 30, 2016 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K, for the Company’s fiscal year ended December 31, 2015 as, filed with the SEC pursuant to Rule 13a-13 under the Securities Exchange Act of 1934, as amended.

 Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(unaudited)

The condensed consolidated balance sheet as of December 31, 2015, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the year ended December 31, 2016.

The accompanying condensed consolidated financial statements represent the results of operations, financial position and cash flows of Capital Art, Inc., and its 100% owned subsidiaries Capital Art, LLC and Globe Photo, LLC for the three and six months ended June 30, 2016 and 2015. All inter-company balances and transactions have been eliminated.

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

The Company’s other revenue represent payments based on net sales from brand licensees for content reproduction rights. These license agreements are held in conjunction with third parties that are responsible for collecting fees due and remitting to the Company its share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees. Revenues from royalties as of June 30, 2016 and 2015 were insignificant.

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

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Six Months Ended June 30,
	2016	2015
Basic weighted average common shares outstanding	325,341,224	320,383,974

Effect of dilutive securities	-	-

Diluted weighted average common and potential common shares outstanding	325,341,224	320,383,974

 Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(unaudited)

	Three Months Ended June 30,
	2016	2015
Basic weighted average common shares outstanding	325,341,224	322,010,151

Effect of dilutive securities	-	-

Diluted weighted average common and potential common shares outstanding	325,341,224	322,010,151

Shares Reserved

The Company is required to reserve and keep available of its authorized, but unissued shares of common stock an amount sufficient to effect shares due in connection with the Stock Purchase Agreement and Stock-Based Compensation to Non-Employees.

As of June 30, 2016, shares reserved for future issuance comprised of the following:

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

June 30, 2016 and 2015

(unaudited)

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

 Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(unaudited)

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in this Update affect the guidance in Update 2014-09, which is not yet effective. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

The Company has evaluated the all recent accounting pronouncements, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows as of the date of filing.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s derivative liability measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at June 30, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liability	$82,000	$–	$–	$82,000

The Company’s derivative liability measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liability	$55,000	$–	$–	$55,000

As of June 30, 2016, the Company’s recognized an unrealized loss totaling $22,000 and $27,000 in the condensed consolidated statements of operations for three and six months ended June 30, 2016, respectively.

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Embedded Derivative Liability
	June 30, 2016	December 31, 2015
Balance beginning of year	$55,000	$-
Embedded derivative in connection with the issuance of put option	-	55,000
Total unrealized loss included in earnings	27,000	-
Balance end of period	$82,000	$55,000

 Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(unaudited)

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

5.	ARCHIVAL IMAGES, AND PROPERTY AND EQUIPMENT

Archival images, and property and equipment as of June 30, 2016 and December 31, 2015 comprise of the following:

	June 30, 2016	December 31, 2015	Estimated Useful Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	822,789	730,076	10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	54,340	53,332	3 – 5 years
Furniture and fixtures	83,666	83,666	7 years
	3,743,241	3,649,520
Less accumulated deprecation	(781,934)	(590,537)
Total archival images, property and equipment, net	$2,961,307	$3,058,983

Depreciation expense for the three and six months ended June 30, 2016 was 96,676 and 191,397, respectively. Depreciation expense was $94,406 and $187,606 for the three and six months ended June 30,2015.

6.	FRANK WORTH COLLECTION

On November 12, 2014, the Frank Worth Estate agreed to accept $155,000 and 200,000 common shares, with a fair value of $0.05 per share ($10,000), of the Company’s common stock in exchange for sole and exclusive, world-wide, royalty free rights to all negatives, prints, products and other materials the Company possesses including the use of the Frank Worth seal, Frank Worth’s name, likeness, publications and biography plus merchandising and selling rights. $30,000 due under the agreement for royalties was paid in January 2015. The remainder of $125,000 and 200,000 ($10,000) shares of common stock were due and payable on or before May 31, 2015, which is being held by the Company until a dispute between the Estate and an unrelated party of the Company is settled. As of June 30, 2016 and December 31, 2015, $135,000 and $135,000, respectively has been provided for in accrued liabilities in the Company’s consolidated balance sheets. See Note 8 – Accrued Liabilities. Effective February 28, 2017, all liabilities with the Frank Worth Estate were settled by the Company. See Note 14 – Subsequent Events.

7.	INTANGIBLE ASSETS

Identifiable intangible assets comprise of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives:

Content provider and photographic agreements	$400,000	$40,000	$400,000	$20,000
Copyrights	35,000	3,500	35,000	1,750
Total	$435,000	$43,500	$435,000	$21,750

Amortization expense in connection with the photographic agreements and copyrights for the three and six months ended June 30, 2016 was $10,875 and $21,750, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive loss. Estimated amortization expense over the next five years is $43,500 per year.

 Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(unaudited)

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

Effective June 1, 2016 the Company entered into three separate non-exclusive license agreements use of licensed images and trademarks through December 31, 2019. Under the terms of the agreements, the Company is required pay royalty of 10% on net sales. The agreements call for combined annual guaranteed minimum royalties per year of $150,000 based on combined minimum sales of $1,500,000 per year. The Company was required to pay advances related to 50% of the first year’s royalties totaling $75,000 upon execution of the agreements. The advances related to first 50% of the first year’s royalties were paid on September 1, 2016 and as such have been accrued as a prepaid royalty expense. The remainder of the first year’s combined minimum royalties is due on or before February 1, 2017.

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities at June 30, 2016 and 2015 comprise of the following:

	June 30, 2016	December 31, 2015
Accounts and other payable	$149,514	$244,977
Accrued payroll and related	4,365	3,518
Accrued rent	3,259	-
Due to Frank Worth Estate (Note 7)	135,000	135,000
Interest payable	17,233	4,776
Due to consultants for website development	102,000	102,000
Accrued royalties	89,832	-
Accrued tax payable	1,755	-
Stock-based compensation due to non-employees	104,167	104,167
Contingent liability for taxes assumed in reverse merger	91,000	91,000
Other	18,735	20,847
Total accrued liabilities	$716,860	$705,685

In connection with the reverse merger on October 8, 2014, the Company determined a liability contingency for income taxes existed as of the merger date. The liability is to be reimbursed by a related party of pre-merger CAPA. This contingency has been accounted in accordance with ASC 805, which states that a liability from a contingency recognized as of the acquisition date is in the scope of ASC 450 – Contingencies, is not acquired or assumed in a business combination, shall continue to be recognized by the acquirer at its acquisition-date fair value. As of June 30, 2016 and 2015, contingent liability for income taxes totaled $91,000 which has been accounted for in accrued liabilities and due from related party.

9.	NOTES PAYABLE

On September 28, 2015, the Company entered into an unsecured promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. The note matured on September 28, 2016. Effective September 28, 2016, the note was extended to March 31, 2017 and is secured by approximately 240,000 vintage photographs. Interest accrues at the rate of 10% per annum and was payable monthly beginning October 28, 2015. Interest paid under the unsecured promissory note agreement totaled $3,750 and $7,500 for the three and six months ended June 30, 2016, respectively. Accrued interest payable due under the unsecured note agreement was $3,904 at June 30, 2016. Effective March 17, 2017 the note was extended to July 31, 2017.

In December 2015, the Company entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. On February 15, 2016, the Company entered into a new promissory note agreement with the unrelated party for a promissory note in the amount of $62,500. The notes matures on December 31, 2017 and are shown as long term, bears interest at the rate of 10% per annum, and interest only is payable on the 1st day of each month commencing in February 2016. The notes are secured by certain inventory and archival images of the Company in the amount up to $200,000. Interest on the original note of $120,000 and the additional amount of $40,000 has not been paid. Accrued interest payable due under the unsecured note agreements was $6,665 at June 30, 2016.

 Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(unaudited)

In April 2016, the Company entered into two promissory note agreements with unrelated parties for working capital purposes for total proceeds of $75,000. The promissory notes mature in December 2017 and are shown as long term,bear interest at the rate of 6% per annum. The interest expense accrued on the note was $1,089 for the six months ended June 30, 2016.

On April 7, 2016, an unrelated party advanced the Company $75,000 plus an original issued discount of $25,000 for purchase of a Marilyn Monroe archive. The advance is secured by the archive for which it was used and is to be repaid on or before July 31, 2017 and are shown as long term. The Company has agreed to pay 50% of the proceeds derived from the Marilyn Monroe archives up to a guaranteed total of $100,000. Once the $100,000 is paid, the Company has no further obligations. At June 30, 2016, the Company had paid $0 on this obligation. As of the date of this Report, the balance of $100,000 remains outstanding. As of the June 30, 2016 $5,822 of the discount has been amortized. The note is shown net of the unamortized portion of the discount of $19,178 as of June 30, 2016.

10.	NOTES PAYABLE TO RELATED PARTIES

Effective July 21, 2015, the Company entered into a promissory note agreement with a related party Dino Satallante, a principal shareholder, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds were used for working capital purposes. The note matured on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo assets. Total interest expense in connection with the secured promissory note agreement for the three and six months ended June 30, 2016 was $4,800 and $9,600, respectively. Per the terms of the agreement the Company incurred loan fees totaling $8,000 to be amortized over the term of the loan. Amortization expense in connection with the loan fees totaled $2,001 and $4,002 for the three and six months ended June 30, 2016, respectively. Effective July 20, 2016 the note was extended to July 31, 2017.

On August 1, 2013, the Company entered into an unsecured promissory note agreement with Dino Satallante for $100,000. The loan bears interest at 5%. As of June 30, 2016 and December 31, 2015, $83,664 and $100,000 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the three and six months ended June 30, 2016 was $1,214 and $2,091, respectively. For the three and six months ended June 30, 2015 interest expense was $1,225 and $2,485, respectively. The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective July 31, 2016, the note agreement was extended to July 31, 2017.

Effective September 11, 2014, the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar, Inc., an entity owned and controlled by Sam Battistone, a Company officer and director and a principal shareholder, and Dino Satallante, a principal shareholder of the Company, for working capital purposes. The loans bear interest at 6% per annum. The loans matured on September 10, 2015, and were extended to December 31, 2016. Effective December 31, 2015, the loans were extended to December 31, 2017. At June 30, 2016, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively. Total interest expense in connection with the two unsecured promissory note agreements for the three and six months ended June 30, 2016 was $579 and $1,158, respectively. Interest expense for the three and six months ended June 30, 2015 was $605 and $1,220, respectively.

On April 4, 2016, the Company entered into a promissory note agreement with Premier Collectibles, a company owned by the Company’s President, Stuart Scheinman, in the principal amount of $65,000, to be used for acquisition of an archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection which the proceeds were used and matures on or before June 30, 2017. The interest expense paid on the note was $1,239 for the six months ended June 30, 2016. This note was made by an associate of Mr. Scheinman to him for the purposes of him loaning these funds to the Company. The parties intend to amend the structure of this loan so that it is between the Company and the original maker, with Mr. Scheinman acting as the guarantor of this obligation and releasing the security interest.

On April 15, 2016, the Company entered into a promissory note agreement with Sean Goodchild at the time an officer and director of the Company and currently a shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matures on December 15, 2017 and are shown as long term. The promissory note bear 6% per annum and mature on December 31, 2017. The interest expense accrued on the note was $633 for the six months ended June 30, 2016.

As of June 30, 2016 and 2015, interest payable in connection with the unsecured promissory note agreements with related parties was $6,338 and $2,381, respectively, and is included in accrued liabilities in the Company’s consolidated balance sheet.

 Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(unaudited)

11.	RELATED PARTY TRANSACTIONS

Due From/To Related Parties

The following table summarizes amounts due to the Company from related parties for funds advanced to the Company on behalf of related parties and funds advanced from related parties for short-term working capital purposes as of June 30, 2016 and 2015. These amounts have been included in the condensed consolidated balance sheets with due from related parties as long term assets, and due to related parties as current liabilities since they are due on demand.

	June 30, 2016	December 31, 2015
Due from related parties:
Klaus Moeller, related party of pre-merger CAPA and beneficial interest shareholder	$91,000	$91,000
Total due from related parties	$91,000	$91,000

Due to related parties:
MSN Holding Co., beneficial interest shareholder	$12,999	$12,999
Premier Collectibles, beneficial interest shareholder	33,085	33,085
Stuart Scheinman, officer, director and beneficial - interest shareholder	3,000	-
Total due to related parties	$49,084	$46,084

Credit Card Payable

As of June 30, 2016 and December 31, 2015, $46,958 and $37,790, respectively, was outstanding on a personal credit card in the name of a beneficial interest shareholder of the Company – Premier Collectibles. The liability is included in accounts payable in the consolidated balance sheets.

 Related Party Transactions

During 2016, Stuart Scheinman, the Company’s current CEO and a director, as well as a beneficial interest shareholder, advanced $17,000 for short-term working capital purposes; $14,000 of this was settled as part of amounts received from notes payable.

12.       SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of June 30, 2016, there were no shares of Preferred Stock issued and outstanding.

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

 Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(unaudited)

The Company leases various corporate housing from unrelated third parties for terms that range from month-to-month to one year. Until June 2016, the Company also rented office space on a month-to-month basis in New York at rate of $850 per month. This lease was terminated in June 2016.

Total rent expense for the six months ended June 30, 2016 and 2015 was $37,900 and $26,369, respectively, in connection with the operating lease agreements.

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

Proceeds from Auctions of Royalty Rights

In the third and fourth quarters of 2016, the Company received gross proceeds of $282,500, and $37,500, respectively, less 12.5% auction broker fee, from five separate auctions of royalty rights of images owned by the Company. The Company retains all exclusive licensing authority over the images and may exercise a buyback option to buy back the 50% ownership of the rights for two times the original auction proceeds for combined total of $792,000 for one to two year periods ranging from August 12, 2017 through November 18, 2018.

Related Party Transactions

Effective July 21, 2015, the Company entered into a promissory note agreement with related party Dino Satallante, a principal shareholder. The note matured on July 20, 2016. Effective July 20, 2016 the note was extended to July 31, 2017. See Note 11 – Notes Payable to Related Parties.

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

On August 1, 2013, the Company entered into an unsecured promissory note agreement with a related party Dino Satallante a principal shareholder, for $100,000. The loan bears interest at 5%. The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective July 31, 2016, the note agreement was extended to July 31, 2017. All other terms remain unchanged.

The Company entered into two additional $50,000 promissory note agreements with Mr. Goodchild, at the time an officer and director of the Company and currently a shareholder for two additional loans of $50,000 for working capital purposes on October 3, 2016 and December 2, 2016.

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

 Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(unaudited)

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

Stock-based and Other Compensation to Non-Employees

On January 2, 2015, the Company entered into a fixed price agreement with a consultant for website development services for total contract price of $193,000 payable in cash of $40,000 and 510,000 shares of the Company’s common stock with a stated fair value of $0.30 per share. As of December 31, 2015, 170,000 shares of common stock with fair value of $51,000 were issued. 340,000 shares of common stock were unissued for $102,000 which is included in accrued liabilities in the Company’s consolidated balance sheets. On October 1, 2016, the Company issued 229,300 ($68,790) shares of common stock as progress payment towards the fixed price agreement. Effective December 15, 2016, the consultant notified the Company that they have ceased operations. The Company has no further obligation for issuance of the remainder of common stock under the agreement.

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

Results of Operations

Comparison of Results of Operations for the three and six months ended June 30, 2016 and 2015

Our summary results are presented below:

	Three Months Ended June 30,					Six Months Ended June 30,
	2016		2015	Change	% Change	2016	2015	Change	% Change
Revenues		$294,216	35,040	259,176	740%	392,565	376,282	16,283	4%
Costs and operating expenses		(382,690)	(531,134)	(148,444)	(28%)	(787,098)	(1,066,331)	(279,233)	(26%)
Loss from operations		(88,474)	(496,094)	(407,620)	(82%)	(394,533)	(690,049)	(295,516)	(43%)

Interest income (expense), net		(34,864)	(1,826)	(33,038)	1809%	(50,414)	(6,040)	(44,374)	735%
Change in fair value of derivative liabilities		(25,000)	-	(25,000)		(27,000)	-	(27,000)

Net gain (loss)		$(148,338)	(497,920)	(349,582)	70%	(471,947)	(696,089)	224,142	32%

Basic and diluted loss per common share	$

Weighted average basic and diluted shares outstanding		325,341,224	322,010,151			325,341,224	320,383,974

Revenues

We derive our revenues from sales of our classic and contemporary limited edition photographic images and reproductions, with a focus on iconic celebrity images, through specialized fine art dealers and distributors, which includes, but is not limited to, third-party galleries, art consultants, and interior decorators, or directly to end consumers. During the three months ended June 30, 2016, revenues increased by $259,176 or 740%, to $294,216 from $35,040 for the same period in 2015. During the six months ended June 30, 2016, revenues increased by $16,283 or 4%) to $392,565 from $376,282 for the same period in 2015.

During 2015, our management devoted its time and energies to revising our business plan and acquiring additional assets to supplement our inventory. This had a significant negative impact on our ability to generate revenues, especially in the first half of 2015. The increase in revenue was in part as a result of an increase in sales generated from private auction sales, which we did not do in 2015, and private end consumers. Our product sales are generated through sale of limited edition or reproductions from our collection of classic and contemporary limited edition photographic images and reproductions. In private and online auction sales we stimulate buyer interest through marketing and sell the item to the highest bidder. In August, 2015, after completing the acquisition of assets from Globe, we began implementing a plan to generate additional revenue from licensing fees that we did not generate previously. The increase in licensing fees during the three months ended June 30, 2016, was primarily due to licensing of digital imagery content acquired from Globe to media companies, both directly and through a network of agents. While no assurances can be provided, we believe that our quarterly revenues will continue to increase in the future as a result of increased inventory of prints and other memorabilia arising from our recent acquisitions of these items.

There is significant financial risk associated with a dependence upon a small number of distributors and customers which could have an adverse effect on our future consolidated financial statements if these distributors or customers were to leave. We intend to continue our investment in sales and marketing in order to increase distribution and demand for our products and adding content to our product lines, along with adding additional channels of distribution. There are no assurances this will result in increased revenues.

Costs and Operating Expenses.

Costs and operating expenses consist primarily of cost of revenues, marketing and sales expenses, general and administrative costs, and depreciation and amortization expense. Costs and operating expenses decreased by $148,444 to $382,690 for the three months ended June 30, 2016 compared to $531,134 for the same period ended 2015. Costs and operating expenses decreased by $279,233 to $787,098 for the six months ended June 30, 2016 compared to $1,066,331 for the same period ended 2015.

For the first three months of 2015 there was a prepayment to a website developer prior to 2015 and expensed in 2015 as well as appraisal and research and development fees in 2015 that did not occur in 2016. Additionally, there was a reduction in trade shows, sales and marketing expenses, and salaries in 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
Cost of revenues	$49,072	$42,378	$6,694	16%	$118,634	$116,276	$2,358	2%
Product development, sales and marketing	43,095	197,131	(154,036)	(78%)	126,203	350,206	(224,003)	(64%)
General and administrative	182,972	197,219	(14,247)	(7%)	329,114	412,243	(83,129)	(20%)
Depreciation and amortization expense	107,551	94,406	13,145	14%	213,147	187,606	25,541	14%
Total cost and operating expenses	$382,690	$531,134	$(148,444)	(28%)	$787,098	$1,066,331	$(279,233)	(26%)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
Prints, framing and related costs	$14,339	11,079	3,260	29%	$50,237	$48,911	$1,326	3%
Selling and auction fees	20,170	6,041	14,129	233%	37,134	16,212	20,922	129%
Cost of fulfillment and shipping	14,564	25,258	(10,694)	-43%	31,263	51,153	(19,890)	(39%)
Total cost of revenues	$49,072	$42,378	$6,694	16%	$118,634	$116,276	$2,358	2%

Costs of revenues increased by $6,694 or 16% to $49,072 for the three months ending June 30, 2016 compared to $42,378 for the same period in 2015. Costs of revenues increased by $2,358 or 2% to $118,634 for the six months ending June 30, 2016 compared to $116,276 for the same period in 2015

Gross profit as a percentage of total revenues was 83% and (21%) for the three months ended June 30, 2016 and 2015, respectively. Gross profit as a percentage of total revenues was 70% and 69% for the six months ended June 30, 2016 and 2015, respectively. Cost of sales mix will vary depending on our revenue mix.

For the three months ended June 30, 2016, costs associated with prints, framing and related costs increased by $3,260 to $14,339 or 29% from $11,079 during the same three month period in 2015. Costs associated with prints, framing and related costs increased by $1,326 or 3% to $50,237 for the six months ended June 30, 2016 compared $48,911 during the same period in 2015. As of the date of this report we have begun to outsource all print and framing. We believe that this will reduce overhead and allow us to focus our efforts on expanding our retail channels.

Total selling and auction fees associated with the sales of our prints and fine art on the World Wide Web for the three months ended June 31, 2016 and 2015 were $20,170 and $6,041, respectively. Total selling and auction fees associated with the sales of our prints and fine art on the World Wide Web for the six months ended June 31, 2016 and 2015 were $37,134 and $16,212, respectively. Selling and auction fees will vary depending on the online or auction house fee structure.

Product development, sales and marketing expenses decreased by $154,036 or 78% to $43,095 for the three months ending June 30, 2016 compared to $197,131 for the same period in 2015. For the six months ended June 30, 2016 product development, sales and marketing expenses decreased by $224,003 or 64% to $126,203 compared to $350,206 for the same period in 2015. Product development, sales and marketing expenses primarily consists of website development costs, sales and marketing salaries, as well as other expenses associated with marketing. We continue to utilize its working capital resources in sales and marketing in order to increase the distribution and demand for its products and to add content to its product lines along with adding additional channels of distribution.

General and administrative costs decreased by $14,247 or 7% to $182,972 for three months ended June 30, 2016 compared to $197,219 in the same period 2015. This decrease was offset by increased costs associated with our facilities, insurance and other supplies during the three months ending June 30, 2016 compared to the same period in 2015.

For the six months ended June 30, 2016, general and administrative costs decreased by $83,129 or 20% to $329,114 from $412,243 in the same period 2015.

Depreciation and amortization expense increased by $13,145 or 14% and by $25,541 or 14% for the three and six months ended June 30, 2016, respectively, from $94,406 and $25,541 in the same period 2015, respectively. Our records archival images, and property and equipment are at cost for purchases over $500. Archival images, property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from three to ten years. We capitalize direct costs associated with improvements to archival images, and property and equipment in accordance with ASC 360 – Property, Plant, and Equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease.

Interest Expense – Related Party. Interest expense resulted from related party interest expense.

On August 1, 2013, we entered into an unsecured Promissory Note agreement with Dino Satallante, a principal shareholder, for$100,000.  The loan bears interest at 5%.  The loan matured on July 14, 2014 and was extended to July 31, 2016.  Effective July 31, 2016, the note agreement was extended to July 31, 2017. For the six months ended June 30, 2016 and 2015 total interest expense under the agreement was $2,419 and $2,485, respectively. Effective July 31, 2016, the note agreement was extended to July 31, 2017.

 Effective September 11, 2014, we entered into two separate unsecured promissory note agreements for $20,500, each with two related parties, Dreamstar Inc., an entity owned and controlled by Sam Battistone, one of our officers and directors and a principal shareholder, and Dino Satallante, for working capital purposes.  The loans bear interest at 6% per annum. The loans matured on September 10, 2015 and were extended to December 31, 2016.  Effective December 31, 2016, the loans were extended to December 31, 2017. Total interest expense in connection with the two unsecured promissory note agreements for the six months ended June 30, 2016 was $1,158.

Liquidity and Capital Resources

As of June 30, 2016, we had cash or cash equivalents of $8,288.

Net cash used in operating activities was $193,582 during the six months period ended June 30, 2016, compared to $551,226 during the six months ended June 30, 2015.  We anticipate that overhead costs in current operations will increase in the future as our business continues to expand.

Net cash used in investing activities was $107,721 during the six month period ended June 30, 2016, compared to $69,762 for the six month period ended June 30, 2015. Our negative investing cash flow is the result of purchasing images, property and equipment and advances to related parties. We anticipate that our investing expenditures will increase as we expand our collection.

Cash flows provided by financing activities were $277,021 during the six months ended June 30, 2016, compared to $341,504 during the six months ended June 30, 2015.  Our positive financing cash flow was the result of notes payable and related party notes payable and advances, offset by repayments on such.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2016.

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

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2016, at reasonable assurance level, for the following reasons:

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended June 30, 2016, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

At June 30, 2016, we were not party to any outstanding litigation, nor had we received notice of any pending action to be filed against us. Aside from the following, we are currently not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us. Recently, we successfully resolved one action as described below.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-12G/A filed with the SEC on March 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on July 27, 2017 on its behalf by the undersigned thereunto duly authorized.

CAPITAL ART, INC.

/s/ Stuart Scheinman
Stuart Scheinman Principal Executive Officer

/s/ Scott C. Black
Scott C. Black Principal Financial and Accounting Officer

