Form 10-Q
period 2016-09-30
Capital Art, Inc.
filed 2017-08-03
CIK 1527844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 325,570,524 common shares as of August 3, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015;
F-2	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited); and
F-4	Notes to Condensed Consolidated Financial Statements (unaudited).

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

 Capital Art, Inc.

Condensed Consolidated Balance Sheets

For September 30, 2016 and December 31, 2015

(UNAUDITED)

	September 30, 2016	December 31, 2015
Assets

Current Assets
Cash	$84,453	$32,570
Prepaid expenses	31,459	41,061
Accounts receivable, net	1,542	112,460
Inventory	128,574	84,550
Total Current Assets	246,028	270,641

Property and equipment, net	2,896,407	3,058,983

Due from related party	91,000	91,000

Security deposit	6,356	13,581

Intangible Assets	380,625	413,250

Total Assets	$3,620,416	$3,847,455

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$637,816	$705,685
Payable to Globe Photo, Inc., short- term portion	40,000	120,000
Due to related parties	28,084	46,084
Note payable - related party, net of debt discount	303,677	289,743
Note payable, net of debt discount	236,835	150,000
Total Current Liabilities	1,246,412	1,311,512

Non-current Liabilities:
Note payable, net of debt discount - non current	257,500	120,000
Note payable - related party, net of debt discount - non current	88,600	—
Derivative liability	99,000	55,000
Payable to Globe Photo, Inc. less short-term portion	—	10,000

Total Non-current Liabilities	445,100	185,000

Total Liabilities	1,691,512	1,496,512

Commitments and contingencies

Stockholders' Deficit

Preferred stock, $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock par value $0.0001: 450,000,000 shares authorized; 327,424,557 and 325,341,224 issued and outstanding as of September 30, 2016 and December 31, 2015 respectively	32,534	32,534
Additional paid in capital	4,051,874	4,051,874
Accumulated deficit	(2,155,504)	(1,733,465)
Shareholders' Equity	$1,928,904	2,350,943

Total Liabilities and Stockholders' Deficit	$3,620,416	$3,847,455

 The accompanying notes are an integral part of the consolidated financial statements.

 Capital Art, Inc.

Condensed Consolidated Statements of Operations

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net revenue	$595,311	$198,043	$987,876	$574,325

Cost of revenue	207,130	83,375	325,764	199,651

Gross margin	388,181	114,668	662,112	374,674

Operating expenses
Product development, sales and marketing	48,509	121,471	174,712	471,677
General and administrative	129,902	202,885	459,016	615,128
Depreciation and amortization expense	107,707	105,971	320,854	293,577

Total operating expenses	286,118	430,327	954,582	1,380,382

Income (loss) from operations	102,063	(315,659)	(292,470)	(1,005,708)

Other income (expenses)
Interest expense	(35,155)	(7,672)	(85,569)	(14,372)
Interest and other income	—	1	—	661
Change in fair value of derivative liabilities	(17,000)	—	(44,000)	—
Other income (expenses), net	(52,155)	(7,671)	(129,569)	(13,711)

Income (loss) before income tax provision	49,908	(323,330)	(422,039)	(1,019,419)

Income tax provision	—	—	—	—

Net income (loss)	$49,908	$(323,330)	$(422,039)	$(1,019,419)

Per-share data
Basic and diluted income (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	325,341,224	325,015,137	325,341,224	320,754,226

The accompanying notes are an integral part of the consolidated financial statements.

 Capital Art, Inc.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(422,039)	$(1,019,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	320,854	293,577
Amortization of loan fees	4,600	1,575
Amortization of debt discount	11,835
Stock-based compensation to non-employees	—	176,000
Prepaid stock-based compensation to non-employees	—	—
Loss on sale of property included in cost of sales	—	2,942
Change in fair value of embedded derivative	44,000	—

Changes in operating assets and liabilities:
Accounts receivable	106,318	(75,353)
Prepaid expenses	9,602	(34,258)
Inventory	(44,024)	(20,193)
Security deposit	7,225	(2,225)
Accounts payable and accrued liabilities	(67,869)	(48,552)
Net Cash Used In Operating Activities	(29,498)	(725,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for minority investment in business	—	—
Purchase of archival images, property and equipment	(125,653)	(176,185)
Loan fees	—	(8,000)
Net Cash Used In Investing Activities	(125,653)	(184,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances to related party	(18,000)	(14,630)
Short-term advance to related party	—	(84)
Proceeds from settlement of common stock subscription	—	391,000
Proceeds from notes payable	115,000	150,000
Repayment of payable to Globe Photo, Inc.	(90,000)	—
Proceeds of note payable - related party	212,500	154,613
Repayment of note payable - related party	(12,466)

Net Cash Provided By Financing Activities	207,034	680,899

Net Change in Cash	51,883	(229,192)

Cash - Beginning of Period	32,570	340,523

Cash - End of Period	$84,453	$111,331

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$6,905	$10,248

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common shares issued for settlement of accrued liabilities	$—	$126,250
Common stock and payable for Globe intangible assets acquired	$—	$160,000
Fair value of embedded derivative issued for Globe assets	$—	$75,000
Due from related party offset against note payable to related party	$—	$2,400

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the condensed consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2016 the Company had $84,453 cash on hand. At September 30, 2016 the Company has a retained deficit of $2,155,504. For the nine months ended September 30, 2016 the Company had a net loss of $422,039 and cash used in operations of $29,498. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the condensed consolidated financial statements for the three and nine months ended September 30, 2016 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K  for the Company’s fiscal year ended December 31, 2015 as filed with the SEC pursuant to Rule 12(b) under the Securities Act of 1934.

 Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(unaudited)

The condensed consolidated balance sheet as of December 31, 2015, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the year ended December 31, 2016 .

The accompanying condensed consolidated financial statements represent the results of operations, financial position and cash flows of Capital Art, Inc. (formerly Movie Star News, LLC), and its 100% owned subsidiary Capital Art, LLC for the three and nine months ended September 30, 2016 and 2015. All inter-company balances and transactions have been eliminated.

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

The Company’s other revenue represent payments based on net sales from brand licensees for content reproduction rights. These license agreements are held in conjunction with third parties that are responsible for collecting fees due and remitting to the Company its share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees. Revenues from royalties as of September 30, 2016 and 2015 were insignificant

Basic and Diluted Income and Loss per Share

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

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Nine Months Ended September 30,
	2016	2015
Basic weighted average common shares outstanding	325,341,224	320,754,226

Effect of dilutive securities	-	-

Diluted weighted average common and potential common shares outstanding	327,424,557	325,015,137

 Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(unaudited)

	Three Months Ended September 30,
	2016	2015
Basic weighted average common shares outstanding	325,341,224	325,015,137

Effect of dilutive securities	-	-

Diluted weighted average common and potential common shares outstanding	325,341,224	325,015,137

Shares Reserved

The Company is required to reserve and keep available of its authorized, but unissued shares of common stock an amount sufficient to effect shares due in connection with the Stock Purchase Agreement and Stock-Based Compensation to Non-Employees. As of September 30, 2016, shares reserved for future issuance comprised of the following:

As of September 30, 2016 , shares reserved for future issuance comprised of the following:

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

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s derivative liability measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at September 30, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liability	$99,000	$–	$–	$99,000

	Fair Value Measurements at December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liability	$55,000	$–	$–	$55,000

As of September 30, 2016, the Company’s recognized an a unrealized loss totaling $17,000 and $44,000 in the condensed consolidated statements of operations for three and nine months ended September 30, 2016, respectively.

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Embedded Derivative Liability
	September 30, 2016	December 31, 2015
Balance beginning of period	$55,000	$-
Embedded derivative in connection with the issuance of put option	-	55,000
Total unrealized loss included in earnings	44,000	-
Balance end of period	$99,000	$55,000

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

5.	ARCHIVAL IMAGES, AND PROPERTY AND EQUIPMENT

Archival images, and property and equipment as of September 30, 2016 and December 31, 2015 comprise of the following:

	September 30, 2016	December 31, 2015	Estimated Useful Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	854,721	730,076	10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	54,340	53,332	3 – 5 years
Furniture and fixtures	83,666	83,666	7 years
	3,775,173	3,649,520
Less accumulated deprecation	(878,766)	(590,537)
Total archival images, property and equipment, net	$2,896,407	$3,058,983

Depreciation expense for the three and nine months ended September 30, 2016 was 96,832 and 288,229, respectively. Depreciation expense was $105,971 and $293,557 for the three and nine months ended September 30, 2015.

6.	FRANK WORTH COLLECTION

On November 12, 2014, the Frank Worth Estate agreed to accept $155,000 and 200,000 common shares, with a fair value of $0.05 per share ($10,000), of the Company’s common stock in exchange for sole and exclusive, world-wide, royalty free rights to all negatives, prints, products and other materials the Company possesses including the use of the Frank Worth seal, Frank Worth’s name, likeness, publications and biography plus merchandising and selling rights. $30,000 due under the agreement for royalties was paid in January 2015. The remainder of $125,000 and 200,000 ($10,000) shares of common stock were due and payable on or before May 31, 2015, which is being held by the Company until a dispute between the Estate and an unrelated party of the Company is settled. As of September 30, 2016 and December 31, 2015, $135,000 and $135,000, respectively, has been provided for in accrued liabilities  in the Company’s consolidated balance sheets. Effective February 28, 2017, all liabilities with the Frank Worth Estate were settled by the Company. See Note 14 – Subsequent Events.

7.	INTANGIBLE ASSETS

Identifiable intangible assets comprise of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives:

Content provider and photographic agreements	$400,000	$50,000	$400,000	$20,000
Copyrights	35,000	4,375	35,000	1,750
Total	$435,000	$54,375	$435,000	$21,750

Amortization expense in connection with the photographic agreements and copyrights for the three and nine months ended September 30, 2016 was $10,875 and $32,625 , and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive loss. Estimated amortization expense over the next five years is $43,500 per year.

 Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(unaudited)

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2016 and December 31, 2015 comprise of the following:

	September 30, 2016	December 31, 2015
Accounts and other payable	$145,868	$244,977
Accrued payroll and related	8,361	3,518
Accrued rent	3,571	-
Due to Frank Worth Estate (Note 7)	135,000	135,000
Interest payable	35,843	4,776
Due to consultants for website development	102,000	102,000
Accrued royalties	2,332	-
Accrued tax payable	1,755	-
Stock-based compensation due to non-employees	104,167	104,167
Contingent liability for taxes assumed in reverse merger	91,000	91,000
Other	7,919	20,847
Total accrued liabilities	$637,816	$705,685

In connection with the reverse merger on October 8, 2014, the Company determined a liability contingency for income taxes existed as of the merger date. The liability is to be reimbursed by a related party of pre-merger CAPA. This contingency has been accounted in accordance with ASC 805, which states that a liability from a contingency recognized as of the acquisition date is in the scope of ASC 450 – Contingencies, is not acquired or assumed in a business combination, shall continue to be recognized by the acquirer at its acquisition-date fair value. As of September 30, 2016 and December 31, 2015 , contingent liability for income taxes totaled $91,000 which has been accounted for in accrued liabilities and due from related party.

9.	NOTES PAYABLE

On September 28, 2015, the Company entered into an unsecured promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. The note matures on September 28, 2016. Effective September 28, 2016, the note was extended to March 31, 2017 and is secured by approximately 240,000 vintage photographs. Interest accrues at the rate of 10% per annum and is payable monthly beginning October 28, 2015. Interest paid under the unsecured promissory note agreement totaled, $3,750  and $11,250 for the three and nine months ended September 30, 2016, respectively. Accrued interest payable due under the unsecured note agreement was $7,654 at September 30, 2016. Effective March 17, 2017 the note was extended to July 31, 2017.

In December 2015, the Company entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. The note matures on December 31, 2017, bears interest at the rate of 10% per annum, and is payable on the 1st day of each month commencing in February 2016. On February 15, 2016, the Company entered into an additional promissory note agreement with the unrelated party for additional proceeds of $62,500. The amount received is recorded on the books of the Company at that date. The notes are secured by certain inventory and archival images of the Company in the amount up to $200,000. Accrued interest payable due under the unsecured note agreement was $13,586 at September 30, 2016.

 Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(unaudited)

In April 2016, the Company entered into two promissory note agreements with unrelated parties for working capital purposes for total proceeds of $75,000. The promissory notes mature in December 2017 and bear interest at the rate of 6% per annum. The interest expense accrued on the note was $2,141 for the nine months ended September 30, 2016.

On April 7, 2016, an unrelated party advanced the Company $75,000 plus an original issued discount of $25,000 for purchase of a Marilyn Monroe archive. The advance is secured by the archive for which it was used and is to be repaid on or before July 31, 2017 . This transaction is actually being handled as a consignment arrangement. The Company has agreed to pay 50% of the proceeds derived from the Marilyn Monroe archives up to a guaranteed total of $100,000. Once the $100,000 is paid, the Company has no further obligations. At September 30, 2016, the Company had paid $0 on this obligation. As of June 30, 2016, the balance of $100,000 remains outstanding. As of September 30, 2016, $11,835 of the discount has been amortized. The note is shown net of the unamortized portion of the discount of $13,165 as of September 30, 2016.

10.	NOTES PAYABLE TO RELATED PARTIES

Effective July 21, 2015, the Company entered into a promissory note agreement with a related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds were used for working capital purposes. The note matures on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the nine months ended September 30, 2016 is $14,400. Per the terms of the agreement the Company incurred loan fees totaling $8,000 to be amortized over the term of the loan. For the nine months ended September 30, 2016, amortization expense in connection with the loan fees totaled $4,424. Effective July 20, 2016 the note was extended to July 31, 2017. The note is being shown net of unamortized loan fees of $0 as of September 30, 2016.

On August 1, 2013 the Company entered into an unsecured promissory note agreement with related party Dino Satallante for $100,000. The loan bears interest at 5%. As of September 30, 2016 and December 31, 2015, $78,677 and $91,143 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the three and nine months ended September 30, 2016 was $1,561 and $2,950, respectively. For the three and nine months ended September 30, 2015 interest expense was $1,221 and $3,706, respectively. The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective July 31, 2016, the note agreement was extended to July 31, 2017.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar an entity owned and controlled by Sam Battistone, a Company officer and director and a principal shareholder, and Dino Satallante, a beneficial interest shareholders of the Company, for working capital purposes. The loans bear interest at 6% per annum. The loans matured on September 10, 2015, and were extended to December 31, 2016. Effective December 31, 2016, the loans were extended to December 31, 2017. See Note 16 – Subsequent Events. At September 30, 2016, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively. Total interest expense in connection with the two unsecured promissory note agreements for the three and nine months ended September 30, 2016 was $579 and $1,737, respectively. Interest expense for the three and nine months ended September 30, 2015 was $619 and $1,839, respectively.

 On April 4, 2016, the Company entered into a promissory note agreement with Premier Collectibles, a beneficial interest shareholder for total proceeds of $65,000 to be used for acquisition of archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection which the proceeds were used and matures on or before April 16, 2017. The interest expense paid on the note was $2,539 for the nine months ended September 30, 2016.

On April 15, 2016, the Company entered into a promissory note agreement with a beneficial interest shareholder for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matures on December 15, 2017. The interest expense was $1,389 for the nine months ended September 30, 2016.

As of September 30, 2016 and 2015, interest payable in connection with the unsecured promissory note agreements with related parties was $12,379 and $9,332, respectively, and is included in accrued liabilities in the Company’s consolidated balance sheet.

 Capital Art, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(unaudited)

11.	RELATED PARTY TRANSACTIONS

Due From/To Related Parties

The following table summarizes amounts due to the Company from related parties for funds advanced to the Company on behalf of related parties and funds advanced from related parties for short-term working capital purposes as of September 30, 2016 and December 31, 2015 . These amounts have been included in the condensed consolidated balance sheets with due from related parties as long term assets, and due to related parties as current liabilities since they are due on demand.

	September 30, 2016	December 31, 2015
Due from related parties:
Klaus Moeller, related party of pre-merger CAPA and beneficial interest shareholder	$91,000	$91,000
Total due from related parties	$91,000	$91,000

Due to related parties:
MSN Holding Co., beneficial interest shareholder	$12,999	$12,999
Premier Collectibles, beneficial interest shareholder	15,085	33,085
Total due to related parties	$28,084	$46,084

Credit Card Payable

As of September 30, 2016 and December 31, 2015, $30,653 and $37,790,  respectively, was outstanding on a personal credit card in the name of a beneficial interest shareholder of the Company – Premier Collectibles. The liability is included in accounts payable and accrued liabilities in the consolidated balance sheets.

12.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of September 30, 2016, there were no shares of Preferred Stock issued and outstanding.

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

Total rent expense for nine months ended September 30, 2016 and 2015 was $40,135 and $43,991, respectively, in connection with the operating lease agreements.

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

Related Party Transactions

The Company entered into two additional $50,000 promissory note agreements with Mr. Goodchild a beneficial interest shareholder for two additional loans of $50,000 for working capital purposes on October 3, 2016 and December 2, 2016.

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

Frank Worth Collection

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

Results of Operations

Comparison of Results of Operations for the three and nine months ended September 30, 2016 and 2015

Our summary results are presented below:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2016		2015	Change	% Change	2016	2015	Change	% Change
Revenues		$595,311	198,043	397,268	201%	987,876	574,325	413,551	72%
Costs and operating expenses		(493,248)	(513,702)	(20,454)	(3.9%)	(1,280,346)	(1,580,033)	(299,687)	(19%)
Income (loss) from operations		102,063	(315,659)	417,722	132%	(292,470)	(1,005,708)	(713,238)	(71%)

Interest income (expense), net		(35,155)	(7,761)	(27,394)	353%	(85,569)	(13,711)	(71,858)	524%
Change in fair value of derivative liabilities		(17,000)	—	(17,000)		(44,000)	—	(44,000)

Net gain (loss)		$49,908	(323,330)	373,238	115%	(422,039)	(1,019,419)	(597,380)	(59%)

Basic and diluted loss per common share	$

Weighted average basic and diluted shares outstanding		325,341,224	325,015,137			325,341,224	320,754,226

Revenues

We derive our revenues from sales of our classic and contemporary limited edition photographic images and reproductions, with a focus on iconic celebrity images, through specialized fine art dealers and distributors, which includes, but is not limited to, third-party galleries, art consultants, and interior decorators, or directly to end consumers. During the three months ended September 30, 2016, revenues increased $397,268 or 201% to $595,311 from $198,043 for the same period in 2015. During the nine months ended September 30, 2016, revenues increased $413,551 or 72% to $987,876 from $574,325 for the same period in 2015

During 2015 our management devoted its time and energies to revising our business plan and acquiring additional assets to supplement our inventory. This had a significant negative impact on our ability to generate revenues, especially in the first half of 2015. The increase in revenue was in part as a result of an increase in sales generated from private auction sales, which we did not do in 2015, and private end consumers. Our product sales are generated through sale of limited edition or reproductions from our collection of classic and contemporary limited edition photographic images and reproductions. In private and online auction sales we stimulate buyer interest through marketing and sell the item to the highest bidder. In August, 2015, after completing the acquisition of assets from Globe, we began implementing a plan to generate additional revenue from licensing fees that we did not generate previously. The increase in licensing fees during the nine months ended September 30, 2016, was primarily due to licensing of digital imagery content acquired from Globe to media companies, both directly and through a network of agents. While no assurances can be provided, we believe that our quarterly revenues will continue to increase in the future as a result of increased inventory of prints and other memorabilia arising from our recent acquisitions of these items.

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

Costs and Operating Expenses.

Costs and operating expenses consist primarily of cost of revenues, marketing and sales expenses, general and administrative costs, and depreciation and amortization expense. Costs and operating expenses decreased by $20,454 to $493,248 for the three months ended September 30, 2016 compared to $513,702 for the same period ended 2015. Costs and operating expenses decreased by $299,687 to $1,280,346 for the nine months ended September 30, 2016 compared to $1,580,033 for the same period ended 2015.

For the first three months of 2015 there was a prepayment to a website developer prior to 2015 and expensed in 2015 as well as appraisal and research and development fees in 2015 that did not occur in 2016. Additionally, there was a reduction in trade shows, sales and marketing expenses, and salaries in 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
Cost of revenues	$207,130	$83,375	$123,755	148%	$325,764	$199,651	$126,113	63%
Product development, sales and marketing	48,509	121,471	(72,962)	(60%)	174,712	471,677	(296,965)	(63%)
General and administrative	129,902	202,885	(72,983)	(36%)	459,016	615,128	(156,112)	(25%)
Depreciation and amortization expense	107,707	105,971	(1,736)	(1.6%)	320,854	293,577	27,277	9%
Total costs and operating expenses	$493,248	$513,702	$(20,454)	(3.9%)	$1,280,346	$1,580,033	$(299,687)	(19%)

	Three Months Ended September 30 ,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
Prints, framing and related costs	$2,748	$19,881	$(17,133)	(86%)	$30,844	$67,100	$(36,256)	(54%)
Selling and auction fees	181,907	35,160	146,747	417%	232,683	53,064	179,619	338%
Cost of fulfillment and shipping	22,475	28,334	(5,859)	(21%)	62,237	79,487	(17,250)	(22%)
Total cost of revenues	$207,130	$83,375	$123,755	148%	$325,764	$199,651	$126,113	63%

Costs of revenues increased by $123,755 or 148% to $207,130 for the three months ending September 30, 2016 compared to $83,375 for the same period in 2015. Costs of revenues increased by $126,113 or 63% to $325,764 for the nine months ending September 30, 2016 compared to $199,651 for the same period in 2015. The increase in cost of revenue is due to higher revenue in the three months and nine months ended September 31, 2016 compared to the same period in 2016.

Gross profit as a percentage of total revenues was 65% and 58% for the three months ended September 30, 2016 and 2015, respectively. Gross profit as a percentage of total revenues was 67% and 65% for the nine months ended September 30, 2016 and 2015, respectively. Cost of sales mix will vary depending on our revenue mix.

For the three months ended September 30, 2016 costs associated with prints, framing and related costs decreased by $17,133 to $2,748 or 86% from  $19,881 during the same three month period in 2015. Costs associated with prints, framing and related costs decreased by $36,256 or 54% to $30,844 for the nine months ended September 30, 2016 compared $67,100 during the same period in 2015. As of the date of this report we have begun to outsource all print and framing. We believe that this will reduce overhead and allow us to focus our efforts on expanding our retail channels.

Product development, sales and marketing expenses decreased by $72,962 or 60% to $48,509 for the three months ending September 30, 2016 compared to $121,471 for the same period in 2015. For the nine months ended September 30, 2016 product development, sales and marketing expenses decreased by $296,965 or 63% to $174,712 compared to $471,677 for the same period in 2015. Product development, sales and marketing expenses primarily consists of website development costs, sales and marketing salaries, as well as other expenses associated with marketing. We continue to utilize our working capital resources in sales and marketing in order to increase the distribution and demand for its products and to add content to its product lines along with adding additional channels of distribution.

On October 8, 2014 we entered into a reverse merger transaction. The operating expenses presented for the three and nine months ended September 30, 2014 represent Movie Star News, LLC that operated as a private company prior to the reverse merger transaction, as compared to the combined company presented for the three and nine months ended September 2015.

General and administrative costs decreased by $72,983 or 36% to $129,902 for three months ended September 30, 2016 compared to $202,885 in the same period 2015. This decrease was offset by increased costs associated with our facilities, insurance and other supplies during the three months ending September 30, 2016 compared to the same period in 2015.

For the nine months ended September 30, 2016, general and administrative costs decreased by $156,112 or 25% to $459,016 from $615,128 in the same period 2015.

Depreciation expense decreased by $20,454 or 3.9% and increased by $27,277 9% for the three and nine months ended September 30, 2016, respectively, from $105,971 and $293,577 in the same period 2015, respectively. We record archival images, and property and equipment are at cost for purchases over $500. Archival images, property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from three to ten years. We capitalize direct costs associated with improvements to archival images, and property and equipment in accordance with ASC 360 – Property, Plant, and Equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease.

Interest Expense – Related Party.

On August 1, 2013, we entered into an unsecured Promissory Note agreement with Dino Satallante, a principal shareholder, for $100,000.  The loan bears interest at 5%.  The loan matured on July 14, 2014 and was extended to July 31, 2016.  Effective July 31, 2016, the note agreement was extended to July 31, 2017. For the nine months ended September 30, 2016 and 2015 total interest expense under the agreement was $1,221 and $3,706, respectively. Effective July 31, 2016, the note agreement was extended to July 31, 2017.

Effective September 11, 2014, we entered into two separate unsecured promissory note agreements for $20,500, each with two related parties, Dreamstar Inc., an entity owned and controlled by Sam Battistone, one of our officers and directors and a principal shareholder, and Dino Satallante, for working capital purposes.  The loans bear interest at 6% per annum. The loans matured on September 10, 2015 and were extended to December 31, 2016.  Effective December 31, 2016, the loans were extended to December 31, 2017. Total interest expense in connection with the two unsecured promissory note agreements for the nine months ended September 30, 2016 was $619 and 1,839.

Liquidity and Capital Resources

As of September 30, 2016, we had cash or cash equivalents of $84,453.

Net cash used in operating activities was $89,498 during the nine months period ended September 30, 2016, compared to $725,906 during the nine months ended September 30, 2015.  We anticipate that overhead costs in current operations will increase in the future as our business continues to expand.

Net cash used in investing activities was $65,653 during the nine month period ended September 30, 2016, compared to $184,185 for the nine month period ended September 30, 2015. Our negative investing cash flow is the result of purchasing images, property and equipment and related party advances. We anticipate that our investing expenditures will increase as we expand our collection.

Cash flows provided by financing activities were $207,034 during the nine months ended September 30, 2016, compared to $680,899 during the nine months ended September 30, 2015.  Our positive financing cash flow was the result of notes payable and related party notes payable and advances, offset by repayments on such.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2016.

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

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2016, at reasonable assurance level, for the following reasons:

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended September 30, 2016, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-12G/A filed with the SEC on March 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 3, 2017 on its behalf by the undersigned thereunto duly authorized.

CAPITAL ART, INC.

/s/ Stuart Scheinman
Stuart Scheinman Principal Executive Officer

/s/ Scott C. Black
Scott C. Black Principal Financial and Accounting Officer

