Form 10-K
period 2016-12-31
Capital Art, Inc.
filed 2017-11-24
CIK 1527844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-55370

Capital Art, Inc.
(Exact name of registrant as specified in its charter)
Delaware	27-0746744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6445 South Tenaya Way, B-130 Las Vegas, Nevada	89113
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 702-722-6113

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
Common Stock, par value of $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $11,174,880

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 325,570,524 common shares as of October 19, 2017

2

PART IV
Item 15.	Exhibits, Financial Statement Schedules	27

PART I

Item 1. Business

Overview

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

Our principal place of business is located at 6445 South Tenaya Way, Suite B-130, Las Vegas, NV 89113. General information about us can be found at www.capitalart.com. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC.

Business Strategy

Our business is generated through operations of our three divisions, including:

▪	Sale of original vintage prints. On May 11, 2015 we entered into an exclusive marketing agreement with a distributor to distribute our vintage original fine art prints to fine art dealers and collector auction houses, as well as private third party collectors. Under the terms of the agreement the distributor receives 50% of the gross receipts from sales generated by it.

▪	Sale of fine art prints, including limited editions; and

▪	Sale of open addition prints and other digital images. Currently, we offer these on 10 different independent websites.

▪	Licensing of images.

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

We have several websites, each targeted to specific consumers including high-end fine art, and lower end open edition prints. We have identified over 50 third-party online retailers that we can sell through and give a percentage of sales to each of the online retailers. These percentages usually average around 20%. We have several programs currently in place with websites including 1st dibs, stylemined, Lumas, art net and others and expect to expand these sales over the first 2 quarters of 2017. We have been targeting these sales channels for the past 2 years.

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

In November 2014 we entered into an agreement with Fiero LLC (“Fiero”) to have Fiero build a website that will act not only as a site for retail clients to purchase our prints, but also as a portal for our interior decorator, third party gallery and charity partners. The agreement provided for Fiero to provide website design, development, content management systems, ecommerce and auction integration and administration that includes behavioral design infrastructure and data integration with our internal systems. The agreement also provided for post-production support, hosting service, site monitoring and reporting functions. The total cost was $193,000, including a cash payment of $40,000 and the issuance of 510,000 shares of our Common Stock. Fiero ceased operations in December 2016, prior to fulfilling their obligations under the agreement. As of December 31, 2015, 170,000 shares of these common shares had been issued. Subsequently, we issued an additional 229,300 shares, leaving 110,700 shares unissued. We subsequently retained High Touch Solutions to handle our website design work. They do not charge to develop websites, but charges a monthly fee of $80 once the website is set up and approved. This fee includes service and support and we feel individual niche websites are the way to go moving forward.

On January 1, 2015, we entered in a 12-month agreement for non-exclusive investment banking advisory services with Vista Partners for total consideration of 2,000,000 shares of our Common Stock. The agreement was subsequently extended an additional 6-months with no other changes or consideration to the terms of the original agreement. The shares were payable within 14 days of the effective date of the agreement and deemed earned in full upon execution of the agreement. The shares were issued in May 2015. The agreement may be renewed for an additional 12-month term whereby we, in our sole discretion, may elect to pay the investment banking advisor $400,000 cash or an equivalent amount in shares of our common stock based upon the thirty day volume weighted average price for thirty trading days prior to renewal. This agreement was not extended.

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

To this end, we have been and continue to search for photographic archives. Based upon our successes over the past 18 months, we believe that these archives can be monetized multiple ways, through our collectibles, licensing and retail divisions, depending upon the structure and content of each archive. These archives may be purchased outright or we may enter into reproduction or licensing agreements with the owners of the archives. These opportunities are typically (1) photographers who are looking to monetize their archives, or (2) media companies that are either seeking to dispose of the archive or seeking a method to derive revenues from the archive. These opportunities exist both in the United States and abroad and we continue to search for value wherever it may be geographically located.

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

We utilize the following criteria when evaluating archives:

▪	The age of the archives;

▪	How/If the archive is organized;

▪	The type of media in the archive;

▪	The subject matter of the archive;

▪	The rarity of the subject matter;

▪	The photographer(s) represented in the archive; and

▪	The nature and the strength of the rights associated with the archive.

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

Employees

As of December 31, 2016, we had 3 employees, all of which were full-time, including one CEO, one marketing, and a business development person. We also utilize consultants on an as needed basis. None of our employees are members of any union. We believe our relationship with our employees is excellent.

Government Regulations

We are not subject to any extraordinary governmental regulations.

Item 1A. Risk Factors

Risks Related to Our Business

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date and have generated only a small amount of revenue. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Because we are in the early stages of operating our business, we are subject to many of the same risks inherent in the operation of a business with a limited operating history, including the potential inability to continue as a going concern.

Although we have a large customer base, currently the company is dependent one of its Divisions for a significant amount of its revenues.

For the twelve months ended December 31, 2016, the Collectibles Division accounted for over 40% of total revenues.  Management has instituted aggressive direct-to-consumer marketing, implemented programs with third-party re-sellers as well as bricks and mortar, and online retailers.  We have also begun to enhance and market our licensing division, Globe Photos, LLC. Additionally, we have invested considerable time and monies in the development of software to more efficiently ingest images and push them through to our retail and licensing channels that is expected to help scale each division considerably. Despite these efforts, there is no certainty regarding how or if the market for our products will continue to develop, or whether such market will decline. Our ability to attract and retain customers will depend in part on our ability to sign up a significant number of galleries, third party websites, interior decorators and charities that will market to their clients, and our ability to drive business to our website. Moreover, the market for our products is comprised primarily of collectors, which market is limited and subject to changes in popular trends, demographics, disposable income, and overall interest in such products. There can be no guarantee that the market for our products will grow or that demand for our products will continue. If it does not, we could go out of business.

We are dependent on outside financing for continuation of our operations.

Because our revenue is not sufficient to cover our operating expenses and we currently operate at a significant loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Moreover, even if we are able to obtain financing, it could be on terms that causes our company’s stock price to suffer or further dilutes shareholder interests in our company. Our failure to obtain future financing, financing on terms that are acceptable to us, or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, investors in our company could lose their entire investment.

If we are unable to compete in our industry, our business will fail.

The photographic art industry is and has been intensely competitive, and we expect competition to intensify in the future. We expect competition to increase because of changes in the media industry, changing advertising practices, technological advances leading to relatively inexpensive creation, marketing and distribution of visual content, and a lack of substantial barriers to entry. Our competitors range in size from significant media companies to individual visual content and digital media content producers. While we believe the breadth of our businesses and product and service portfolio offers benefits to our customers that are a competitive advantage, our current or potential competitors may develop products, licensing models, technology or services comparable or superior to those that we develop or may adapt more quickly than we do to new or emerging technologies or evolving industry trends. Increased competition or more effective competitors could result in lost market share, having to reduce prices or otherwise having reduced revenue, lower margins, increased capital expenditures, or otherwise negatively impact our operating results. There can be no assurance that we will be able to compete successfully against current and future competitors.

Any future litigation could have a material adverse impact on our results of operations, financial condition and liquidity.

From time to time we may be subject to litigation, including potential stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. We have acquired (“D&O”) liability insurance to cover such risk exposure for our directors and officers. In addition, the company is increasing its general liability insurance and acquiring errors and omissions coverage (“E&O”). The Company also carries Fine Art Commercial, employee health and workman’s compensation policies. Despite the measures taken, actions may exceed or the policies might not cover future litigation. The amounts we would have to pay to indemnify our officers and directors should they be subject to legal action or any other action that we are exposed to could have a material adverse effect on our financial condition, results of operations and liquidity.

Our success is dependent in part on obtaining, maintaining and enforcing our intellectual property rights and our ability to avoid infringing on the intellectual property rights of others.

Our intellectual property rights are very important to our business. We rely on a combination of copyright, trade secret, trademark, and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property. As most of our assets relate to photographs, we deal primarily in copyrights, which do not necessarily have to be registered rights until enforced. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights. Policing unauthorized use of our products and intellectual property rights is difficult and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriations of our intellectual property rights.

Misappropriation or infringement of our intellectual property and proprietary rights could impair our competitive position. Enforcement actions to protect our intellectual property could be costly and could materially and adversely affect our business, results of operations and financial condition and may not always be successful. Policing unauthorized use of our proprietary rights is difficult. We cannot ensure that the steps taken by us will prevent misappropriation of our products and intellectual rights or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available where our products and services are made available on-line. In addition, litigation may be necessary to enforce or protect our intellectual property rights or to defend against claims of infringement or invalidity. Litigation, even if successful, could result in substantial costs and diversion of resources and management attention and could materially and adversely affect our business, results of operations and financial condition.

Moreover, in the event a competitor or other party successfully challenges our intellectual property or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results and financial condition.

Our growth strategy requires us to expand our website which can expose us to data security breaches or service disruptions

The risk of a data security breach or service disruption caused by computer hackers and cyber criminals has increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Such risk also increases as we expand our presence on the web and increase on-line sales. Our systems have not been, but may in the future be, the target of various forms of cyber-attacks. Our cybersecurity measures and the cybersecurity measures taken by our third-party hosting facilities may be unable to anticipate, detect or prevent all attempts to compromise our systems. Any security breach, whether successful or not, could harm our reputation, subject us to lawsuits and other potential liabilities and ultimately could result in the loss of customers and loss of revenue.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to adequately manage the size of our business, it could have a severe negative effect on our financial results or stock price.

Our management believes that in order to be successful we must appropriately manage the size of our business. This may mean reducing costs and overhead in certain economic periods, and selectively growing in periods of economic expansion. In addition, we will be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant cost reductions or effectively provide for our growth.

If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of the services of our employees, many of whom are individually key to our future success, and the availability of new employees to implement our business plans. We rely heavily on the experience of our officers and directors in overseeing and implementing our business plan. As we move forward we will need to engage professionals with various specific experience. We will need individuals experienced in design, photo editing and creativity. We will also need to identify sales and marketing professionals with specific experience in selling into certain channels of distribution.

The market for skilled employees is highly competitive, especially for employees in technical fields. There can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel, or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. In addition, there is intense competition for highly qualified industry specific and business savvy personnel in the locations where we principally operate. The failure to acquire the services of any key design, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

Because we have material weaknesses in our internal control procedures, our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We have documented material weaknesses in our controls. Because of these material weaknesses, our management believes that as of December 31, 2016, our internal controls over financial reporting may not be effective and investors could lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Insiders will continue to have substantial control over us and our policies after this offering and will be able to influence corporate matters.

Our directors and officers, whose interests may differ from other stockholders, have the ability to exercise significant control over us. Presently, Stuart Scheinman and Sam Battistone beneficially own a material percentage of our common stock. They are able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company. They could prevent transactions, which would be in the best interests of the other shareholders. The interests of our officers and directors may not necessarily be in the best interests of the shareholders in general.

Risks Relating to Our Securities

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our common stock is quoted under the symbol “CAPA” on the OTCQB operated by OTC Markets Group, Inc., an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

Our securities are very thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

Our stock price is subject to a number of factors, including:

▪	intellectual property disputes;
▪	additions or departures of key personnel;
▪	sales of our common stock;
▪	our ability to integrate operations, technology, products and services;
▪	our ability to execute our business plan;
▪	operating results below or exceeding expectations;
▪	whether we achieve profits or not;
▪	loss or addition of any strategic relationship;
▪	industry developments;
▪	economic and other external factors; and
▪	period-to-period fluctuations in our financial results.

Our stock price may fluctuate widely as a result of any of the above. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Purchasers may experience in attempting to liquidate such securities.

We do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Provisions in the Delaware law and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Delaware law and our Bylaws. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

Item 2. Properties

Our principal executive office and headquarters is located at 6445 South Tenaya Way, B-130, Las Vegas, Nevada 89113 where we lease 4,606 square feet of commercial space for a monthly rental payment of $2,993 per month effective October 10, 2014. We also lease storage space locally to house art and photography stock. Our printing, framing, packing and shipping facilities are provided by third-parties. We also rent office space on a month-to month basis in Brooklyn, NY.

Item 3. Legal Proceedings

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

On July 6, 2016, Stuart Harris, as an individual and as Executor of the Estate of Frank Worth (“Claimant”) filed a Statement of Claim with the American Arbitration Association against us alleging breach of the Frank Worth Reproduction Rights Agreement entered into on November 18, 2011 for royalties allegedly due. The Frank Worth Reproduction Rights Agreement called for royalty payments to be paid to Claimant by us for the exclusive global reproduction rights to all negatives, prints, products and other materials from the Frank Worth collection. However, on November 12, 2014, Claimant had previously agreed to accept $155,000 and 200,000 shares of our Common Stock in exchange for sole and exclusive, world-wide, royalty free rights to all negatives, prints, products and other materials in our possession, including the use of the Frank Worth seal, Frank Worth’s name, likeness, publications and biography plus merchandising and selling rights. We paid $30,000 to the Claimant in January 2015 in connection with the November 12, 2014 agreement. The Statement of Claim also sought an award for breach of the November 12, 2014 agreement.

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

On February 28, 2017, the parties agreed to dismiss this action with prejudice. On September 15, 2017, the final $70,000 payment was made in full.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “CAPA” on the OTCPink operated by OTC Markets Group, Inc.  Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low bid information for our common stock for the each of the periods indicated as reported by the OTCPink. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2015
Quarter Ended	High $	Low $
December 31, 2015	0.70	0.34
September 30, 2015	0.55	0.17
June 30, 2015	0.60	0.35
March 31, 2015	0.60	0.45
Fiscal Year Ending December 31, 2016
Quarter Ended	High $	Low $
December 31, 2016	0.29	0.12
September 30, 2016	0.20	0.16
June 30, 2016	0.40	0.13
March 31, 2016	0.51	0.40

Quarter Ended March 31, 2017	0.78	0.25
Quarter Ended June 30, 2017	0.50	0.25
Quarter Ended September 30, 2017	0.50	0.15

On October 18, 2017, the last sales price per share of our common stock was $0.1525.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of October 18, 2017, we had 325,570,524 shares of our common stock issued and outstanding, held by approximately 190 shareholders of record at our transfer agent, with additional shareholders holding our shares in street name.

Dividends

We currently intend to retain future earnings for the operation of our business. We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

In April 2017, the board has approved the issuance, but has not yet issued, 2,083,333 shares of common stock at fair value of $0.05 per share for 2015 services rendered by a consultant.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Results of Operations for the Years Ended December 31, 2016 and 2015

Revenues

Our total revenue reported for the year ended December 31, 2016 was $1,260,426, compared with $857,569 for the year ended December 31, 2015. The change is primarily a result of increased sales from the Company’s collectables division and licensing sales. We expect revenue growth to accelerate in 2017 as a result of the foundations laid in 2016.

For the twelve months ended December 31, 2016, the Collectibles Division accounted for over 40% of total revenues. Management has instituted aggressive direct-to-consumer marketing, implemented programs with third-party re-sellers as well as bricks and mortar, and online retailers. We have also continued to enhance and market our licensing division, Globe Photos, LLC. Additionally, we have invested considerable time and monies in the development of software to more efficiently ingest images and push them through to our retail and licensing channels that is expected to help scale each division considerably.

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

Cost of Revenues

Our total cost of revenues for the year ended December 31, 2016 was $881,021, compared with $376,164  for the year ended December 31, 2015. The increase in cost of revenue is due to higher revenue in the year ended December 31, 2016 compared to the same period in 2015.

Operating Expenses

Operating expenses decreased to $912,660 for the year ended December 31, 2016 from $1,837,537 for the year ended December 31, 2015. The detail by major category is reflected in the table below.

	Year Ended December 31,
	2016	2015

Product development, sales and marketing	$182,725	$595,691
General and administrative	662,331	839,124
Depreciation and amortization expense	67,604	402,722

Total Operating Expenses	$912,660	$1,837,537

The main reason for the overall decrease in operating expenses in 2016 was a decrease in the product development, sales and marketing category.

Product development, sales and marketing expenses decreased by $412,966. Product development, sales and marketing expenses primarily consists of website development costs, sales and marketing salaries, as well as other expenses associated with marketing. We continue to utilize our working capital resources in sales and marketing in order to increase the distribution and demand for its products and to add content to its product lines along with adding additional channels of distribution.

General and administrative costs decreased by 176,793 primarily due to a decrease in professional fees. This decrease was offset by increased costs associated with our facilities, insurance and other supplies during the year ended December 31, 2016 compared to the same period in 2015.

Total depreciation expense increased by $27,827. We record archival images, and property and equipment at cost for purchases over $500. Archival images, property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from three to ten years. We capitalize direct costs associated with improvements to archival images, and property and equipment in accordance with ASC 360 – Property, Plant, and Equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease.

Net Loss

We finished the year ended December 31, 2016 with a loss of $591,512, as compared to a loss of $1,362,393 during the year ended December 31, 2015. The reasons for specific components are discussed above. Overall, we had an increase in revenue and resulting gross margin offset by increased operating expenses to support future growth.

Liquidity and Capital Resources

As of December 31, 2016, we had total current assets of $253,537, compared with current liabilities of $1,667,939 , resulting in a working capital deficit of $1,414,402. This compares with the working capital deficit of $1,040,871 at December 31, 2015. This increase in working capital deficit, as discussed in more detail below, is primarily the result of an increase in notes payable and related party notes payable.

Our operating activities used $187,336 in the year ended December 31, 2016 as compared with $878,828 used by operating activities in the year ended December 31, 2015. Our negative operating cash flow for both years was largely the result of our net losses, offset by depreciation and amortization. We anticipate that overhead costs in current operations will increase in the future as our business continues to expand.

Investing activities used $171,240 in the year ended December 31, 2016 compared with $222,994  in the year ended December 31, 2015. Our negative investing cash flow is the result of purchasing images, property and equipment. We anticipate that our investing expenditures will increase as we expand our collection.

Financing activities provided $380,040 in the year ended December 31, 2016 compared with $793,869 in the year ended December 31, 2015. Our positive financing cash flow was the result of notes payable and related party notes payable and advances, offset by repayments on such.

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

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

Critical Accounting Polices

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies related to revenue recognition, property, and equipment, and impairment of long lived assets are disclosed in Note 2 of our audited consolidated financial statements included in this Annual Report filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

The recent accounting pronouncements that are material to our financial statements are disclosed in Note 2 of our audited financial statements included in this Annual Report filed with the Securities and Exchange Commission.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Reports of Independent Registered Public Accounting Firms;
F-3	Consolidated Balance Sheets as of December 31, 2016 and 2015;
F-4	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015;
F-5	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015;
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Capital Art, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Capital Art, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Art, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Capital Art, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Capital Art, Inc. as of December 31, 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for year then ended. Capital Art, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Art, Inc. as of December 31, 2015, and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eide Bailly LLP

Salt Lake City, Utah

March 1, 2017

CAPITAL ART, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
Assets

Current Assets
Cash	$54,034	$32,570
Accounts receivable, net	91,501	112,460
Inventory, net	10,741	84,550
Prepaid expenses	18,341	41,061
Due from related party	78,920	—
Total Current Assets	253,537	270,641

Property and equipment, net	2,843,587	3,058,983
Due from related party	—	91,000
Security deposit	6,356	13,581
Intangible Assets, net	369,750	413,250

Total Assets	$3,473,230	$3,847,455

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$602,153	$705,685
Payable to Globe Photo, Inc., short- term portion	10,000	120,000
Due to related parties	32,245	46,084
Notes payable - related parties	471,284	289,743
Notes payable, net of debt discount	494,335	150,000
Derivative liability	57,922	—
Total Current Liabilities	1,667,939	1,311,512

Non-current Liabilities:
Note payable	—	120,000
Derivative liability	—	55,000
Payable to Globe Photo, Inc. less short-term portion	—	10,000
Total Non-current Liabilities	—	185,000

Total Liabilities	1,667,939	1,496,512

Commitments and contingencies

Stockholders' Equity

Preferred stock, $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding at December 31, 2016 and 2015	—	—

Common stock par value $0.0001: 450,000,000 shares authorized; 325,570,524 and 325,341,224 issued and outstanding as of December 31, 2016 and 2015 respectively	32,557	32,534
Additional paid in capital	4,097,711	4,051,874
Accumulated deficit	(2,324,977)	(1,733,465)
Shareholders' Equity	$1,805,291	2,350,943

Total Liabilities and Stockholders' Equity	$3,473,230	$3,847,455

The accompanying notes are an integral part of these consolidated financial statements

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2016	December 31, 2015

License revenue	$191,433	$58,922
Image revenue	1,068,993	798,647
Total revenue	1,260,426	857,569

Cost of revenue	881,021	376,164

Gross margin	379,405	481,405

Operating expenses
Product development, sales and marketing	182,725	595,691
General and administrative	662,331	839,124
Depreciation and amortization	67,604	402,722

Total operating expenses	912,660	1,837,537

Loss from operations	(533,255)	(1,356,132)

Other income (expenses)
Interest expense	(110,335)	(6,261)
Gain on settlement of liability	55,000	—
Change in fair value of derivative liability	(2,922)	—
	—	—
Other income (expenses)	(58,257)	(6,261)

Net loss	$(591,512)	$(1,362,393)

Per-share data
Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	325,398,392	321,910,400

The accompanying notes are an integral part of these consolidated financial statements

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock payable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2014	—	—	311,973,283	31,197	3,239,961	300,000	(371,072)	3,200,086

Common shares issued for stock subscription receivable	—	—	6,000,000	600	299,400	(300,000)	—	—
Shares issued for cash in connection with private placement	—	—	1,820,000	182	90,818	—	—	91,000
shares issued to related party for finder's fee in connection with private placement			200,000	20	9,980	—	—	10,000
Common shares issued for settlement of accrued liabilities	—	—	2,525,000	253	125,997	—	—	126,250
Stock issued for services	—	—	2,470,000	247	165,753	—	—	166,000
Stock issued for asset purchase	—	—	352,941	35	119,965	—	—	120,000
Net loss	—	—		—	—	—	(1,362,393)	(1,362,393)
Balance, December 31, 2015	—	—	325,341,224	32,534	4,051,874	—	(1,733,465)	2,350,943

Common shares issued for settlement of accrued liabilities	—	—	229,300	23	45,837	—	—	45,860
Net loss	—	—	—	—	—	—	(591,512)	(591,512)
Balance, December 31, 2016	—	—	325,570,524	32,557	4,097,711	—	(2,324,977)	1,805,291

The accompanying notes are an integral part of these consolidated financial statements

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(591,512)	$(1,362,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	430,135	402,722
Amortization of debt discount	11,835	—
Gain on settlement of liability	(55,000)
Stock-based compensation to non-employees	—	176,000
Prepaid stock-based compensation to non-employees	—	(25,000)
Loss on sale of property included in cost of sales	—	2,942
Inventory allowance	117,453
Allowance for bad debts	11,100
Change in fair value of embedded derivative	2,922	(20,000)

Changes in operating assets and liabilities:
Accounts receivable	9,859	(98,769)
Prepaid expenses	22,720	(12,024)
Inventory	(43,644)	(15,516)
Security deposit	7,225	—
Due to related parties	161	—
Accounts payable and accrued liabilities	(110,590)	73,210
Net Cash Used In Operating Activities	(187,336)	(878,828)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for minority investment in business	—	—
Purchase of archival images, property and equipment	(171,240)	(97,769)
Cash paid for intangibles	—	(110,000)
Loan fees	—	(8,000)
Security deposit	—	(7,225)
Net Cash Used In Investing Activities	(171,240)	(222,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to related party	—	(84)
Repayment of related party advances	—	(18,190)
Proceeds from sale of common stock	—	391,000
Proceeds from notes payable	198,500	270,000
Proceeds of notes payable - related parties	196,500	160,000
Repayment of note payable - related parties	(14,960)	(8,857)
Net Cash Provided By Financing Activities	380,040	793,869

Net Change in Cash	21,464	(307,953)

Cash - Beginning of Period	32,570	340,523

Cash - End of Period	$54,034	$32,570

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$17,770	$19,918

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for settlement of accrued liabilities	$45,860	$126,250
Note issued to settle related party payable	$14,000	$—
Common shares issued in connection with Asset Purchase Agreement	$—	$120,000
Payable issued for Globe intangible assets acquired	$—	$130,000
Fair value of embedded derivative issued for Globe assets	$—	$75,000
Due from related party offset against note payable	$—	$2,400

The accompanying notes are an integral part of these consolidated financial statements

CAPITAL ART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

1.	ORGANIZATION AND BUSINESS OPERATIONS

Capital Art, Inc. (formerly Movie Star News, LLC) (“we”, “our”, the “Company”) sells and manages classic and contemporary, limited edition photographic images and reproductions, with a focus on iconic celebrity images. The Company also makes available its images for publications and merchandizing. The Company aims to become a leading global photography marketing and distribution company by acquiring rights and ownership to collections of rare iconic negatives and photographs, and to establish worldwide wholesale and retail sales channels.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2016 the Company had $54,034 cash on hand. At December 31, 2016 the Company has an accumulated deficit of $2,324,977. For the twelve months ended December 31, 2016, the Company had a net loss of $591,512 and cash used in operations of $187,336. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2016, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2016 and 2015.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$57,922	$57,922

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$55,000	$55,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance December 31, 2015	$55,000
Change in fair market value of derivative liability	2,922
Balance December 31, 2016	$57,922

The Company’s derivative instruments were valued using the Black-scholes option pricing model. Assumptions used in the valuation include the following:  a) market value of stock on measurement date of $0.29; b) risk-free rate of 0.85%; c) volatility factor of 142%;  d) dividend yield of 0% and e) remaining term of 1.39 years.

Related parties

The Company follows ASC 850, "Related Party Disclosures" for reporting activities with related parties. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Accounts receivable, net

The Company sells its products through various means, including distributors, auction houses, and via the internet. The Company also licenses its images to third parties for which royalty income is received by the Company. The Company continually monitors the collectability of its trade accounts receivables based on a combination of factors, including the aging of the accounts receivable, historical experience, and other currently available evidence and provides for an allowance for doubtful accounts equal to estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. There was an allowance for bad debt of $11,100 recorded during the year ended December 31, 2016. As of December 31, 2016 and 2015, the Company’s accounts receivable was netted against an allowance of $11,100 and $0 respectively.

Inventory

The Company’s inventory is comprised of rare photos of movie stars and other famous people, and is stated at the lower of cost or net realizable value. Direct labor and raw material costs associated with the process of making the photos available for sale are also included in inventory at cost. These costs are expensed to cost of sales pro-ratably as sold. As of December 31, 2016 and 2015, the Company has recorded allowance related to slow moving inventory in the amount of $117,453 and $0, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when future undiscounted cash flows resulting the use of the asset and its eventual disposition are less than the asset’s carrying amount. In such situations, the asset is written down to the present value of the estimated future cash flows. Factors that are considered when evaluating long-lived assets for impairment include a current expectation that it is more likely than not that the long-lived asset will be sold significantly before the end of its useful life, a significant decrease in the market price of the long-lived asset, and a change in the extent of manner in which the long-lived asset is being used. Based on management’s assessment there were no impairments to its long-lived assets at December 31, 2016 and 2015.

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

Shipping and Handling

The Company records shipping and handling expenses in the period in which they are incurred and are included in cost of revenues. In limited circumstances this cost is passed through to the customers.

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

Advertising

The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses for the twelve months ended December 31, 2016 and 2015 was $5,167 and $10,811, respectively.

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2016 and 2015.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with ASC 260 - Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Twelve Months Ended December 31,
	2016	2015

Basic weighted average common shares outstanding	325,398,392	321,910,400

Effect of dilutive securities	–	–

Diluted weighted average common and potential common shares outstanding	325,398,392	321,910,400

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard. Management does not believe that this new accounting standard will have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

3.	GLOBE PHOTO ASSET PURCHASE AGREEMENT

On July 22, 2015, the Company entered into an Asset Purchase Agreement with Globe Photos, Inc. (“Globe”), a New York corporation, to purchase of substantially all of the assets of Globe, which principally comprises of photographer contracts granting the Company the right to exploit copyrights, digital and tangible photographs, and related copyrights and trademarks, of Globe Photo ( Globe Photo Assets) for total purchase price of $400,000 payable in $250,000 cash and $150,000 payable in the common stock of the Company.

Per the agreement, $180,000 in cash was held in reserve by the Company against Globe’s full performance and compliance with all terms of the agreement. This amount is to be released to Globe at the rate of $10,000 per month beginning August 22, 2015. As of December 31, 2016 and 2015, the total reserve payable to Globe Photos, Inc. is $10,000 and $130,000, respectively.

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

The Company evaluated the Asset Purchase Agreement in accordance with ASC 805 – Business Combinations which notes the threshold requirements of a business combination that includes the expanded definition of a “business” and defines elements that are to be present to be determined whether an acquisition of a business occurred. No “activities” of Globe were acquired. Instead, the Company obtained control of a set of inputs (the acquired assets). Thus the Company determined agreement is an acquisition of assets, not an acquisition of a business in accordance with ASC 805. The total purchase price of $370,000 in connection with the assets acquired is included in archival images, and property and equipment, net, in the consolidated balance sheets.

As a form of liquidity protection, Globe shall have limited put options in connection with the common stock beginning eighteen (18) months after the closing date, whereas the Company shall have up to fifteen (15) successive monthly options, with no less than thirty (30) days notice for each, which requires the Company to repurchase from Globe up to 1/15th of the shares of common stock in Globe’s possession that were granted in connection with the agreement, at a price per share equity to the market price per share ($0.34) on the effective date of the original share transfer to Globe. The exercise of any put option is not conditioned upon exercise of any prior put option. Beginning in January 2017, Globe exercised its option and elected to sell 1/15th of the shares of common stock for $8,000 per month.  As of November 16, 2017, the Company has repurchased 235,294 shares from Globe for cash payments of $80,000.

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

Management determined the assets acquired from Globe for net purchase price of $370,000 and $75,000 related to the embedded derivative, for a total of $445,000. Based on its analysis of industry historical values of archival celebrity images and licensing and experience in the industry, Management’s allocation of the assets acquired in connection with the Globe APA is assigned as follows:

Inventory	$10,000
Intangible assets – content provider and photographic agreements	400,000
Copyrights	35,000
Total fair value of purchased assets	$445,000

In accordance with ASC 350 – Intangibles – Goodwill and Other, the Company determined the content provider and photographic agreements and copyrights acquired from Globe have finite useful lives with estimated useful life of 10 years. See Note 6– Intangible Assets.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2016 and 2015 comprise of the following:

	December 31,
	2016	2015	Estimated Useful Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	889,331	730,076	10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	65,316	53,332	3 – 5 years
Furniture and fixtures	83,666	83,666	7 years
	3,820,759	3,649,520
Less accumulated deprecation	(977,172)	(590,537)
Total property and equipment, net	$2,843,587	$3,058,983

Depreciation expense for the years ended December 31, 2016 and 2015 was $386,635 and $358,808, respectively.

5.	FRANK WORTH COLLECTION

On November 12, 2014, the Frank Worth Estate agreed to accept $155,000 and 200,000 common shares, with a fair value of $0.05 per share ($10,000), of the Company’s common stock in exchange for sole and exclusive, world-wide, royalty free rights to all negatives, prints, products and other materials the Company possesses including the use of the Frank Worth seal, Frank Worth’s name, likeness, publications and biography plus merchandising and selling rights. $30,000 due under the agreement for royalties was paid in January 2015. The remainder of 125,000 and 200,000 ($10,000) shares of common stock were due and payable on or before May 31, 2015, which is being held by the Company until a dispute with the executor of the Estate (the “Claimant”) is settled.

On October 18, 2016, an arbitration hearing was held on this matter. On October 28, 2016, the arbitrator issued an amended award, finding the 2011 Agreement to remain valid, but also recognizing the Company’s demand for clean title to the 38 Key images. Thus, the Company was ordered to pay Claimant $70,000 as final payment due under the November 12, 2014 agreement, payable to the Claimant no later than February 23, 2017. The Company was granted an award for delivery of clean title of the 38 Key images no later than February 23, 2017. In the event, Claimant provides such clean title by such deadline, the parties have the option to comply with the 2011 agreement and enter into negotiations for a new royalty agreement on the 38 Key images. But in the event Claimant does not deliver clean title, the Company shall retain possession of the entire collection, including the 38 Key images with no further obligation to pay royalties. The Claimant failed to deliver clean title by February 23, 2017.

As of December 31, 2016 and 2015, $80,000  and $135,000, respectively, has been provided for in accrued liabilities in the Company’s consolidated balance sheets. Additionally, the Company has recorded a gain on settlement of the accrued liability of $55,000  for the year ended December 31, 2016. See Note 7  – Accrued Liabilities. Effective February 28, 2017, all liabilities with the Frank Worth Estate were settled by the Company. See Note 14  – Subsequent Events.

6.	INTANGIBLE ASSETS, NET

Identifiable intangible assets comprise of the following at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net book value	Gross Carrying Amount	Accumulated Amortization	Net book value
Intangible assets with determinable lives:

Content provider and photographic agreements	$400,000	$60,000	$340,000	$400,000	$20,000	$380,000
Copyrights	35,000	5,250	29,750	35,000	1,750	33,250
Total	$435,000	$65,250	$369,750	$435,000	$21,750	$413,250

Amortization expense in connection with the photographic agreements and copyrights for the twelve months ended December 31, 2016 and 2015 was $43,500 and $21,750, respectively and is included in depreciation and amortization expense in the consolidated statements of operations. Estimated amortization expense over the next five years is $43,500 per year.

7	.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities at December 31, 2016 and 2015 comprise of the following:

	December 31,
	2016	2015
Accounts payable	$132,485	$244,977
Due to Frank Roach	22,500	—
Due to New World	35,000	—
Accrued payroll	3,911	3,518
Accrued consulting fee	6,375	—
Due to Frank Worth Estate (Note 5 )	80,000	135,000
Interest payable	54,502	4,176
Due to consultants for website development	56,140	102,000
Stock-based compensation due to non-employees	104,167	104,167
Contingent liability for taxes assumed in reverse merger	78,920	91,000
Other	28,153	20,847
Total accounts payable and accrued liabilities	$602,153	$705,685

8.	NOTES PAYABLE

On September 28, 2015, the Company entered into a promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. The note matures on September 28, 2016. Effective September 28, 2016, the note was extended to March 31, 2017 and is secured by approximately 240,000 vintage photographs. Interest accrues at the rate of 10% per annum and is payable monthly beginning October 28, 2015. Accrued interest payable due under the note agreement was $11,404 and $154 at December 31, 2016 and 2015, respectively. Effective May 1, 2017, the note was extended to July 31 and was further extended on July 31, 2017 to December 31, 2017.

In December 2015, the Company entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. The note matures on December 31, 2017, bears interest at the rate of 10% per annum, and is payable on the 1st day of each month commencing in February 2016. On February 15, 2016, the Company entered into an additional promissory note agreement with the same unrelated party for additional proceeds of $62,500. The note matures on December 31, 2017 and bears interest at the rate of 10% per annum. Both notes are secured by certain inventory and archival images of the Company in the amount of up to $200,000. Accrued interest payable due under the unsecured note agreement was $12,665 and $655 at December 31, 2016 and 2015, respectively.

In April 2016, the Company entered into two unsecured promissory note agreements with unrelated parties for working capital purposes for total proceeds of $75,000. The promissory notes mature in December 2017 and bear interest at the rate of 6% per annum. The interest expense accrued on the notes was $3,358 as of December 31, 2016.

On April 7, 2016, an unrelated party advanced the Company $75,000 plus an original issue discount of $25,000 for the purchase of a Marilyn Monroe archive. The advance is secured by the archive for which it was used and is to be repaid on or before April 7, 2017. As of May 3, 2017, the note was extended to December 31, 2017.

The Company has agreed to pay 50% of the proceeds derived from the Marilyn Monroe archives up to a guaranteed total of $100,000. Once the $100,000 is paid, the Company has no further obligations. As of December 31, 2016, the balance of $100,000 remains outstanding. As of December 31, 2016, $11,835 of the discount has been amortized. The note is shown net of the unamortized portion of the discount of $13,165 as of December 31, 2016. The interest expense accrued on the notes was $0 as of December 31, 2016.

The Company evaluated the modification of the notes resulting from the extensions in maturity dates under ASC 470-50 and determined that the modifications were not considered substantial and would not qualify for extinguishment accounting under such guidance.

9.	NOTES PAYABLE TO RELATED PARTIES

Effective July 21, 2015, the Company entered into a promissory note agreement with a related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds were used for working capital purposes. The note matures on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the years ended December 31, 2016 and 2015 is $19,200 and $8,627 . Per the terms of the agreement the Company incurred loan fees totaling $8,000 to be amortized over the term of the loan. For the years ended December 31, 2016 and 2015, amortization expense in connection with the loan fees totaled $4,424 and  $3,576, respectively. The note was initially extended to July 20, 2017 and then to December 31, 2017. The note is being shown net of unamortized loan fees of $0 as of December 31, 2016.

On August 1, 2013 the Company entered into an unsecured promissory note agreement with a related party Dino Satallante for $100,000. The loan bears interest at the rate of 5% per annum. As of December 31, 2016 and 2015, $76,183 and $91,143 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the year ended December 31, 2016 and 2015 was $3,809 and $4,386 , respectively. The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective July 31, 2016, the note agreement was extended to December 31, 2017.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar an entity owned and controlled by Sam Battistone, a Company officer and director and a principal shareholder, and Dino Satallante, a beneficial interest shareholders of the Company, for working capital purposes. The loans bear interest at the rate of 6% per annum. The loans matured on September 10, 2015, and were extended to December 31, 2016. Effective December 15, 2016, the loan with Dreamstar was extended to December 31, 2017. Effective December 31, 2016, the loan with Dino Satallante was extended to December 31, 2017 . At December 31, 2016 and 2015, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively. Accrued interest expense in connection with the two unsecured promissory note agreements for the year ended December 31, 2016 and 2015 was $3,171 and $314, respectively.

On April 4, 2016 the Company entered into a secured promissory note agreement with Premier Collectibles, a beneficial interest shareholder for total proceeds of $65,000 to be used for acquisition of archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection which the proceeds were used and matures on or before April 1, 2017.  The note was extended to July 31, 2017 and is outstanding to date. Accrued interest expense on the note was $3,875 for the year ended December 31, 2016.

On April 15, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matures on December 15, 2017. Accrued interest was $2,145 for the year ended December 31, 2016.

On October 3, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matures on December 31, 2017. Accrued interest was $740 for the year ended December 31, 2016.

On December 2, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $31,500. The promissory note bears interest at the rate of 6% per annum and matures on December 31, 2017. Accrued interest was $155 for the year ended December 31, 2016.

The Company evaluated the modification of the notes resulting from the extensions in maturity dates under ASC 470-50 and determined that the modifications were not considered substantial and would not qualify for extinguishment accounting under such guidance.

10.	RELATED PARTY TRANSACTIONS

Due From/To Related Parties

The following table summarizes amounts due to the Company from related parties related to contractual agreements and amounts due to related parties for expenses paid for on the behalf of the Company as of December 31, 2016 and 2015. The amounts due are non-interest bearing and due upon demand. These amounts have been included in the consolidated balance sheets as current assets due from related parties and current liabilities due to related parties, respectively.

	December 31,
	2016	2015
Due from related parties:
Klaus Moeller, related party of pre-merger CAPA and beneficial interest shareholder	$78,920	$91,000
Total due from related parties	78,920	91,000
Less long-term portion	—	—
Total due from related parties, net of long-term portion	$78,920	$91,000

Due to related parties:
ICONZ Art, LLC, beneficial interest shareholder	$4,213	$—
MSN Holding Co., beneficial interest shareholder	12,947	12,999
Premier Collectibles, beneficial interest shareholder	15,085	33,085
Total due to related parties	$32,245	$46,084

11.        STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of December 31, 2016 and 2015, there were no shares of Preferred Stock issued and outstanding.

Private Placement

In March 2015, a beneficial shareholder of the Company closed a private placement comprising of individuals related to the former president for 1,820,000 shares of common stock at a $0.05 per share for aggregate proceeds of $91,000.

In connection with the private placement, the beneficial shareholder received 200,000 shares of the Company’s common stock in lieu of cash for payment of finder’s fee for a total stock-based compensation of $10,000 based on fair value of the Company’s common stock of $0.05 per share.

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

In November 2014, the Company entered into a fixed price agreement with a consultant for website development services for total contract price of $193,000 payable in cash of $40,000 and 510,000 shares of the Company’s common stock with a stated fair value of $0.30 per share. As of December 31, 2015, 170,000 shares of common stock with fair value of $51,000 were issued. 340,000 shares of common stock were unissued for $102,000 which is included in accrued liabilities in the Company’s consolidated balance sheets. As of December 31, 2015, 170,000 shares of these common shares had been issued. On October 1, 2016, the Company issued 229,300 shares of common stock valued at $45,860 as progress payment towards the fixed price agreement.

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

On June 9, 2015 the Company entered into a management consulting agreement for total monthly compensation of $17,500. In addition, the consultant received 300,000 shares of common stock at fair value of $0.05 per share, for total $15,000. Effective January 1, 2016, the Company entered into a revised agreement with the consultant for compensation to be paid at the rate of $110 per hour. The Company also granted the consultant an additional 2,083,333 shares of common stock at fair value of $0.05 per share for 2015 services rendered by the consultant. The Company provided for the fair value as of December 31, 2015 and recorded $104,167, which is included in accrued liabilities in the consolidated balance sheets.

During the year end December 31, 2015, under the terms of the Globe Photo Asset Purchase Agreement the Company issued 352,941 shares of its common stock based on the closing price of the Company’s common shares as traded on the OTC market on the measurement date July 22, 2015 of $0.34 per share for a total of $120,000.

Shares Reserved

The Company is required to reserve and keep available of its authorized, but unissued shares of common stock an amount sufficient to effect shares due in connection with the Stock Purchase Agreement and Stock-Based Compensation to Non-Employees. As of December 31, 2016, shares reserved for future issuance comprised of the following:

Shares Reserved
Shares to be issued to consultants	2,083,333
Shares to be issued to Frank Worth Estate	200,000
2,283,33 3

As of December 31, 2015, shares reserved for future issuance comprised of the following:

Shares Reserved
Shares to be issued to consultants	2,423,333
Shares to be issued to Frank Worth Estate	200,000
2,623,333

These shares were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive due to the net loss for the years ended December 31, 2016 and 2015.

12.  COMMITMENTS AND CONTINGENCIES

Proceeds from Auctions of Royalty Rights

On March 8, 2016, the Company entered into a Listing Agreement with Royalty Network, LLC, doing business as Royalty Exchange for auction of a 50% ownership of photographic copyrights of certain celebrity archival images owned by the Company. In addition, the sale also assigns the winning bidder the right to receive 50% of the future share of income derived from the assigned images. During the years ended December 31, 2016 and 2015, the Company paid out royalties of $11,128 and $0, respectively, to the winning bidders.

During 2016, the Company received gross proceeds of $396,000, less 12.5% auction broker fee, from five separate auctions of these rights. The Company retains all exclusive licensing authority over the images and may exercise a buyback option to buy back the 50% ownership of the rights for two times the original auction proceeds for combined total of $792,000 for one to two year periods ranging from August 12, 2017 through November 18, 2018

License Agreements

Effective June 1, 2016 the Company entered into three separate non-exclusive license agreements use of licensed images and trademarks through December 31, 2019. Under the terms of the agreements, the Company is required to pay royalties of 10% on net sales. The agreements call for combined annual guaranteed minimum royalties per year of $150,000 based on combined minimum sales of $1,500,000 per year. The Company was required to pay advances related to 50% of the first year’s royalties totaling $75,000 upon execution of the agreements. The remainder of the first year’s combined minimum royalties is due on or before February 1, 2017.

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

As of December 31, 2016, future minimum payments due under the 60-month operating lease agreement are as follows:

2017	41,841
2018	43,096
2019	36,807
Total future minimum payments	$121,744

The Company leases various corporate housing from unrelated third parties for terms that range from month-to-month to one year. The Company also rents office space on a month-to-month basis in New York at rate of $850 per month.

Total rent expense for the twelve months ended December 31, 2016 and 2015 was $53,320  and $59,680, respectively, in connection with the operating lease agreements.

13.  INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss	$834,000	$640,000
Provisions and accrued liabilities	44,000	86,000
	878,000	726,000
Deferred tax liabilities:
Embedded derivative	—	(9,000)
Depreciation and amortization	—	(149,000)
Total deferred tax asset	878,000	568,000

Less valuation allowance	(878,000)	(568,000)
Net deferred tax asset	$—	$—

Provision for income tax provision (benefit) as of December 31, 2016 and 2015 consist of the following:

	December 31,
	2016	2015
Deferred:
Federal	$310,000	$568,000
State	—	—
Total deferred tax asset	310,000	568,000

Less valuation allowance	(310,000)	(568,000)
Net deferred tax asset	$—	$—

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income as of December 31, 2016 and 2015 as follows:

	December 31,
	2016	2015
Effective tax rate (benefit):
Federal	(34.0)%	(34.0)%
State	—	—
Permanent differences	—	18.8
Other	—	38.1
Change in valuation allowance	34.0%	(22.9)
	— %	— %

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

As of December 31, 2016 and 2015, the Company had gross federal net operating loss carryforwards of approximately $2,454,000  and $1,939,000, respectively. The Company expects the limitation placed on the federal net operating loss carryforwards prior to the ownership change will likely expire unused. As of December 31, 2016, all tax years are open for examination by the taxing authorities.

14.         SUBSEQUENT EVENTS

Frank Worth Collection

On October 18, 2016, an arbitration hearing was held on this matter. On October 28, 2016, the arbitrator issued an amended award, finding the 2011 Agreement to remain valid, but also recognizing the Company’s demand for clean title to the 38 Key images. Thus, the Company was ordered to pay Claimant $70,000 as final payment due under the November 12, 2014 agreement, payable to the no later than February 23, 2017. The Company was granted an award for delivery of clean title of the 38 Key images no later than February 23, 2017. In the event, Claimant provides such clean title by such deadline, the parties have the option to comply with the 2011 agreement and enter into negotiations for a new royalty agreement on the 38 Key images. But in the event Claimant does not deliver clean title, the Company shall retain possession of the entire collection, including the 38 Key images with no further obligation to pay royalties. The Claimant failed to deliver clean title by February 23, 2017.

In the interim, the Company learned that Claimant is the subject of an action in a California Probate Court action challenging his actions as Executor of the Estate after March 2008. At that time Claimant was discharged as Executor of the Estate and he had no legal authority from that point on to represent the interests of the Estate, including entering into the agreements that were the subject of the Arbitration. That information has led the Company to hold the $70,000 final payment until such time as the California Probate Court determines the appropriate recipient.

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

On February 28, 2017, the parties agreed to dismiss this action with prejudice. On September 15, 2017, the final $70,000 payment was made in full.

In April 2017, the board approved the issuance of 2,083,333 shares of common stock at fair value of $0.05 per share for 2015 services rendered by a consultant. As of the date of the filing these share have not been issued.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On August 4, 2017, Eide Bailly LLP (the “Former Accountant”) resigned as our independent registered public accounting firm and we engaged Malone Bailey LLP (the “New Accountant”) as our independent registered public accounting firm. The engagement of the New Accountant was approved by our Board of Directors.

We filed a Form 8-K on August 7, 2017 with the Securities and Exchange Commission regarding the change in independent accounting firm.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2016. This evaluation was carried out under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, we have concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this annual report due to the material weaknesses indicated below. We intend to implement additional procedures to improve disclosure controls.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited personnel:

▪	ineffective control environment and lack of qualified full-time CFO who has SEC experience to focus on our financial affairs;
▪	lack of qualified and sufficient personnel, and processes to adequately and timely identify making any and all required public disclosures;
▪	deficiencies in the period-end reporting process and accounting policies;
▪	inadequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions;
▪	inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process;
▪	inadequate controls over maintenance of records
▪	inadequate internal controls with respect to inventory transactions; and
▪	improper and lack of timely accounting for accounts such as prepaid expenses, accounts payable and accrued liabilities.

Our Board of Directors has assigned a priority to the short-term and long-term improvement of our internal control over financial reporting. We intend to retain a qualified Chief Financial Officer in 2018 to remedy the processes that would eliminate the issues that may arise due to the absence of separation of duties within the financial reporting functions. Additionally, our Board of Directors will work with management to continuously review controls and procedures to identified deficiencies and implement remediation within our internal controls over financial reporting and our disclosure controls and procedures.

We believe that our financial statements presented in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Sam D. Battistone	78	Chairman of the Board, Co-Chief Executive Officer and Director
Stuart Scheinman	52	President, Co-Chief Executive Officer, Director
Scott C. Black	65	Secretary, Treasurer, In-House Counsel and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

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

Aside from that provided above, Mr. Basttistone does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Battistone is qualified to serve on our Board of Directors because of his sales, marketing and business development experience.

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

Aside from that provided above, Mr. Scheinman does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Schienman is qualified to serve on our Board of Directors because of his sales, marketing and business development experience.

Scott C. Black, Lieutenant General US Army (Ret.), was appointed as our Secretary, Treasurer, in-house counsel and a director in December 2016. He has worked with us since 2013. From November 2009 through August 2012 he was Vice President and General Manager of BAE Systems, Inc., where he supervised and managed the Global Mission Solutions business unit, a $300M+ annual revenue organization. He joined BAE Systems after retiring from the U.S. Army where he had a distinguished 35-year career of service, rising to serve as the Army’s Judge Advocate General. As the Judge Advocate General of the U.S. Army, Mr. Black directed a legal services organization of more than 10,000 lawyers and paralegals, including both soldiers and civilians deployed around the world in 650 offices in 19 countries, including Iraq and Afghanistan. He served as the legal advisor to the Secretary of the Army, the Army Chief of Staff, and all Army Staff principals, and was responsible for all Military Justice operations, the legal support for contracting, ethics, and environmental programs, and for supervising the training and deployment of Rule of Law and Governance Advisors around the world. Previously, he served as Commanding General and Commandant of the Judge Advocate General's Legal Center and School in Charlottesville, Virginia, and as the Assistant Judge Advocate General for Military Law and Operations in the Pentagon. His past positions include Chief Counsel for the Secretary of the Army’s Congressional Liaison Office, Staff Judge Advocate (General Counsel) for the Army’s Fifth Corps in Germany, and Assistant Counsel to the President in the White House. Mr. Black received a bachelor’s degree in political science from California Polytechnic State University in 1974 and a Juris Doctor from the California Western School of Law in 1980. He also holds a Master’s Degree in National Resource Strategy from the Industrial College of the Armed Forces, National Defense University. His awards include the Distinguished Service Medal, the Legion of Merit with Oak Leaf Cluster, and the Meritorious Service Medal with four Oak Leaf Clusters. He is also entitled to wear the Parachutist Badge, the Ranger Tab, and the Army Staff Identification Badge. He devotes approximately 75% of his time to our affairs.

Aside from that provided above, Mr. Black does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Black is qualified to serve on our Board of Directors because of his sales, marketing and business development experience.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, subject to their respective employment agreements.

Significant Employees

We have no significant employees other than Tucker Diedwardo. Mr. Diedwardo is 70 years of age, and brings our company over 25 years of business experience. From 2013 to the present, he runs his own company called TD Ventures, which is a special event and entertainment marketing company. From 2005 to 2013, he was President of LVI Global LLC, a company involved in postgraduate live-patient dental education. Mr. Deidwardo holds Bachelors of Science and Masters of Science degrees from Southern Connecticut State University.

Family Relationships

There are no family relationships between or among the directors, executive officers, significant employee or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1. Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2. Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5. Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Committees of the Board

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2016, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2016:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Scott C. Black	1	0	0
Stuart Scheinman	1	0	0
Sam Battistone	1	0	0
Sean Goodchild	1	2	0
Dino Satallante	0	0	1

Code of Ethics

As of December 31, 2016, we had not adopted a Code of Ethics. We felt, until recently, the small number of individuals comprising our board and management did not warrant the adoption of a Code of Ethics. Now that we have expanded our board and our increasing the size of our organization, we intend to adopt a Code of Ethics in the near future.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2016 and 2015.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Stuart Scheinman Co-CEO and Director	2016 2015	$78,500 $65,000	- -	- -	- -	- -	- -
Sam Battistone Co-CEO and Director	2016 2015	- -	- -	- -	- -	- -	- -
Scott Black Secretary, Treasurer and Director	2016 2015	- -	- -	- -	- -	- -	- -
Sean Goodchild Former President	2016 2015	- -	- -	- -	- -	- -	- -
David Morton Former CFO	2016 2015	- -	- -	- -	- -	- -	- -

Outstanding Equity Awards at Fiscal Year-End

Our officers and directors do not have unexercised options, stock that has not vested, or equity awards. There were no outstanding equity awards to our named executive officers as of December 31, 2016.

Director Compensation

Our directors did not receive any compensation during the years ended December 31, 2015 and 2016, in consideration for their services rendered in their capacity as directors and no arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

We do not believe risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect upon us

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

The following table sets forth, as of October 18, 2017, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 6445 South Tenaya Way, B-130 Las Vegas, Nevada 89113.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership(1)	Percent of class(2)
Common	Sam Battistone(3)	85.166.075	26%
Common	Stuart Scheinman(3)	85,166,075	26%
Common	Scott Black	-	-
Common	Total all executive officers and directors (3 persons)	170,332,150	53%

Common	Other 5% Shareholders
	Dino Satallante(3)	85,166,075	26%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 325,570,524 voting shares as of June 19, 2017.

(3)	These shares are held under the name Movie Star News LLC, which owns an aggregate of 255,498,226 shares of our Common Stock. Mr. Battistone and Mr. Scheinman each own 33.3% of that company. As such, they having the voting and dispositive power over these shares. Mr. Satallante owns the remaining 33.3% and has the voting and dispositive power over those shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than described below or the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Effective July 21, 2015, the Company entered into a promissory note agreement with a related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds were used for working capital purposes. The note matures on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the years ended December 31, 2016 and 2015 is $19,200 and $8,627 . Per the terms of the agreement the Company incurred loan fees totaling $8,000 to be amortized over the term of the loan. For the year ended December 31, 2016 and, amortization expense in connection with the loan fees totaled $4,424 and $3,576, respectively. Effective July 20, 2016 the note was extended to December 31, 2017. The note is being shown net of unamortized loan fees of $0 as of December 31, 2016.

On August 1, 2013 the Company entered into an unsecured promissory note agreement with a related party Dino Satallante for $100,000. The loan bears interest at the rate of 5% per annum. As of December 31, 2016 and 2015, $76,183 and $91,143 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the year ended December 31, 2016 and 2015 was $3,809 and $4,386 , respectively. The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective July 31, 2016, the note agreement was extended to December 31, 2017.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar an entity owned and controlled by Sam Battistone, a Company officer and director and a principal shareholder, and Dino Satallante, a beneficial interest shareholders of the Company, for working capital purposes. The loans bear interest at the rate of 6% per annum. The loans matured on September 10, 2015, and were extended to December 31, 2016. Effective December 2016, the loans were extended to December 31, 2017. At December 31, 2016 and 2015, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively. Accrued interest expense in connection with the two unsecured promissory note agreements for the year ended December 31, 2016 and 2015 was $3,171 and $3,268, respectively.

On April 4, 2016 the Company entered into a secured promissory note agreement with Premier Collectibles, a beneficial interest shareholder for total proceeds of $65,000 to be used for acquisition of archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection which the proceeds were used and matures on or before April 1, 2017 . Accrued interest expense on the note was $3,875 for the year ended December 31, 2016.

On April 15, 2016, the Company entered into a promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matures on December 15, 2017. Accrued interest was $2,145 for the year ended December 31, 2016.

On October 3, 2016, the Company entered into a promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matures on December 31, 2017. Accrued interest was $740 for the year ended December 31, 2016.

On December 2, 2016, the Company entered into a promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $31,500. The promissory note bears interest at the rate of 6% per annum and matures on December 31, 2017. Accrued interest was $155 for the year ended December 31, 2016.

As of December 31, 2016 and 2015, interest payable in connection with the unsecured promissory note agreements with related parties was $21,579 and $3,358, respectively, and is included in accrued liabilities in the Company’s consolidated balance sheets.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2016	$74,730	$0	$0	$0
2015	$109,338	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation[1]
3.2	Certificate of Amendment December 2, 2004[1]
3.3	Certificate of Amendment February 8, 2005[1]
3.4	Certificate of Amendment April 30, 2007[1]
3.5	Certificate of Amendment December 7, 2009[1]
3.6	Certificate of Amendment April 26, 2011[1]
3.7	Bylaws[1]
10.1	Membership Interest Purchase Agreement[1]
10.2	Promissory Note[1]
10.3	Amendment to Promissory Note[1]
10.4	Amendment to Promissory Note[1]
10.5	Memorandum of Understanding[1]
10.6	Photograph Reproduction and Marketing Rights Agreement[1]
10.7	Purchase Agreement[1]
10.8	Deed of Variation[1]
10.9	Securities Purchase Agreemeent[1]
10.10	Form of Debenture[1]
10.11	Asset Purchase Agreement[1]
10.12	Asset Purchase Agreement[2]
21.1	List of Subsidiaries[1]
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

1 Incorporated by reference to the Form 10-12G, filed by the Company with the Securities and Exchange Commission on February 10, 2015.

2 Incorporated by reference to the Form 10-Q, filed by the Company with the Securities and Exchange Commission on November 16, 2015.

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital Art, Inc.

By:	/s/ Stuart Scheinman
Stuart Scheinman
Title:	Chief Executive Officer, Principal Executive Officer
Date:	November 24, 2017

By:	/s/ Scott C. Black
Scott C. Black
Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	November 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stuart Scheinman
Stuart Scheinman
Title:	Director
Date:	November 24, 2017

By:	/s/ Sam Battistone
Sam Battistone
Title:	Director
Date:	November 24, 2017

By:	/s/ Scott C. Black
Scott C. Black
Title:	Director
Date:	November 24, 2017

