Form 10-K/A
period 2016-12-31
Capital Art, Inc.
filed 2018-02-27
CIK 1527844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

EXPLANATORY NOTE.

Overview

Capital Art, Inc. (the "Company"), is filing this Amendment No. 1 to Annual Report on Form 10K/A (this "Amendment") to restate and amend the Company's previously issued audited consolidated financial statements and related financial information for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on November 24, 2017 (the "Original Filing Date"). For the convenience of the reader, this Form 10-K/A amends and restates the Original Form 10-K in its entirety. As a result, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-K. This Form 10-K/A speaks as of the date of the Original Form 10-K and has not been updated to reflect events occurring subsequent to the filing of the Original Form 10-K other than those associated with the restatement of our consolidated financial statements.

Background on the Restatement

On February 21, 2018, the Board of Directors concluded, based on the recommendation of management, that the Company's financial statements as of and for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, should be restated to correct an error related to the sale of a 50% ownership of its photographic copyrights of certain celebrity archival images and the right to receive 50% of the future share of income derived from the assigned images to third parties in exchange for a lump sum payment. The proceeds from the sale were erroneously recorded as revenue. The Company determined that these amounts should be recorded as debt in accordance with ASC 470-10-25 and 470-10-35, and to amortize the amounts under the interest method as described under ASC 835-30, Interest Method. The effect of the correction is to increase liabilities by $349,818 and increase net loss by the same amount.

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

3

PART IV
Item 15.	Exhibits, Financial Statement Schedules	28

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

For the twelve months ended December 31, 2016, the Collectibles Division accounted for over 59% of total revenues.  Management has instituted aggressive direct-to-consumer marketing, implemented programs with third-party re-sellers as well as bricks and mortar, and online retailers.  We have also begun to enhance and market our licensing division, Globe Photos, LLC. Additionally, we have invested considerable time and monies in the development of software to more efficiently ingest images and push them through to our retail and licensing channels that is expected to help scale each division considerably. Despite these efforts, there is no certainty regarding how or if the market for our products will continue to develop, or whether such market will decline. Our ability to attract and retain customers will depend in part on our ability to sign up a significant number of galleries, third party websites, interior decorators and charities that will market to their clients, and our ability to drive business to our website. Moreover, the market for our products is comprised primarily of collectors, which market is limited and subject to changes in popular trends, demographics, disposable income, and overall interest in such products. There can be no guarantee that the market for our products will grow or that demand for our products will continue. If it does not, we could go out of business.

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

Results of Operations for the Years Ended December 31, 2016 and 2015

Revenues

Our total revenue reported for the year ended December 31, 2016 was $864,426, compared with $857,569 for the year ended December 31, 2015. The change is primarily a result of increased sales from the Company’s collectables division and licensing sales . We expect revenue growth to accelerate in 2017 as a result of the foundations laid in 2016.

For the twelve months ended December 31, 2016, the Collectibles Division accounted for over 59% of total revenues . Management has instituted aggressive direct-to-consumer marketing, implemented programs with third-party re-sellers as well as bricks and mortar, and online retailers. We have also continued to enhance and market our licensing division, Globe Photos, LLC. Additionally, we have invested considerable time and monies in the development of software to more efficiently ingest images and push them through to our retail and licensing channels that is expected to help scale each division considerably.

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

Cost of Revenues

Our total cost of revenues for the year ended December 31, 2016 was $820,393, compared with $376,164  for the year ended December 31, 2015. The increase in cost of revenue is due to higher revenue in the year ended December 31, 2016 compared to the same period in 2015.

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

General and administrative costs decreased by $176,793 primarily due to a decrease in professional fees. This decrease was offset by increased costs associated with our facilities, insurance and other supplies during the year ended December 31, 2016 compared to the same period in 2015.

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

Net Loss

We finished the year ended December 31, 2016 with a loss of $941,330, as compared to a loss of $1,362,393 during the year ended December 31, 2015. The reasons for specific components are discussed above. Overall, we had an increase in revenue and resulting gross margin offset by increased operating expenses to support future growth.

Liquidity and Capital Resources

As of December 31, 2016, we had total current assets of $253,537, compared with current liabilities of $2,017,757 , resulting in a working capital deficit of $1,764,220. This compares with the working capital deficit of $1,040,871 at December 31, 2015. This increase in working capital deficit, as discussed in more detail below, is primarily the result of an increase in notes payable and related party notes payable.

Our operating activities used $522,708 in the year ended December 31, 2016 as compared with $878,828 used by operating activities in the year ended December 31, 2015. Our negative operating cash flow for both years was largely the result of our net losses, offset by depreciation and amortization. We anticipate that overhead costs in current operations will increase in the future as our business continues to expand.

Investing activities used $171,240 in the year ended December 31, 2016 compared with $222,994  in the year ended December 31, 2015. Our negative investing cash flow is the result of purchasing images, property and equipment. We anticipate that our investing expenditures will increase as we expand our collection.

Financing activities provided $715,412 in the year ended December 31, 2016 compared with $793,869 in the year ended December 31, 2015. Our positive financing cash flow was the result of notes payable and related party notes payable and advances, offset by repayments on such.

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

As disclosed in Note 3 to the financial statements, the Company restated its 2016 financial statements to correct misstatements.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 21, 2017, except for Notes 1, 3, 13, and 14, as to which the date is February 26, 2018

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

/s/ Eide Bailly LLP

Salt Lake City, Utah

March 1, 2017

CAPITAL ART, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016 (Restated)	December 31, 2015
Assets

Current Assets
Cash	$54,034	$32,570
Accounts receivable, net	91,501	112,460
Inventory, net	10,741	84,550
Prepaid expenses	18,341	41,061
Due from related party	78,920	—
Total Current Assets	253,537	270,641

Property and equipment, net	2,843,587	3,058,983
Due from related party	—	91,000
Security deposit	6,356	13,581
Intangible Assets, net	369,750	413,250

Total Assets	$3,473,230	$3,847,455

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$602,153	$705,685
Payable to Globe Photo, Inc., short- term portion	10,000	120,000
Due to related parties	32,245	46,084
Notes payable - related parties	471,284	289,743
Notes payable, net of debt discount	494,335	150,000
Derivative liability	57,922	—
Loans payable, net of unamortized discount	349,818	—
Total Current Liabilities	2,017,757	1,311,512

Non-current Liabilities:
Note payable	—	120,000
Derivative liability	—	55,000
Payable to Globe Photo, Inc. less short-term portion	—	10,000
Total Non-current Liabilities	—	185,000

Total Liabilities	2,017,757	1,496,512

Commitments and contingencies

Stockholders' Equity

Preferred stock, $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding at December 31, 2016 and 2015	—	—

Common stock par value $0.0001: 450,000,000 shares authorized; 325,570,524 and 325,341,224 issued and outstanding as of December 31, 2016 and 2015 respectively	32,557	32,534
Additional paid in capital	4,097,711	4,051,874
Accumulated deficit	(2,674,795)	(1,733,465)
Shareholders' Equity	$1,455,473	2,350,943

Total Liabilities and Stockholders' Equity	$3,473,230	$3,847,455

The accompanying notes are an integral part of these consolidated financial statements

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2016 (Restated)	December 31, 2015

License revenue	$191,433	$58,922
Image revenue	672,993	798,647
Total revneue	864,426	857,569

Cost of revenue	820,393	376,164

Gross margin	44,033	481,405

Operating expenses
Product development, sales and marketing	182,725	595,691
General and administrative	662,331	839,124
Depreciation and amortization	67,604	402,722

Total operating expenses	912,660	1,837,537

Loss from operations	(868,627)	(1,356,132)

Other income (expenses)
Interest expense	(124,781)	(6,261)
Gain on settlement of debt	55,000	—
Change in fair value of derivative liabilities	(2,922)	—
Other income (expenses)	(72,703)	(6,261)

Net loss	(941,330)	(1,362,393)

Per-share data
Basic and diluted loss per share	$0.00	$0.00

Weighted average number of common shares outstanding	325,398,392	321,910,400

The accompanying notes are an integral part of these consolidated financial statements

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock payable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2014	—	—	311,973,283	31,197	3,239,961	300,000	(371,072)	3,200,086

Common shares issued for stock subscription receivable	—	—	6,000,000	600	299,400	(300,000)	—	—
Shares issued for cash in connection with private placement	—	—	1,820,000	182	90,818	—	—	91,000
shares issued to related party for finder's fee in connection with private placement			200,000	20	9,980	—	—	10,000
Common shares issued for settlement of accrued liabilities	—	—	2,525,000	253	125,997	—	—	126,250
Stock issued for services	—	—	2,470,000	247	165,753	—	—	166,000
Stock issued for asset purchase	—	—	352,941	35	119,965	—	—	120,000
Net loss	—	—		—	—	—	(1,362,393)	(1,362,393)
Balance, December 31, 2015	—	—	325,341,224	32,534	4,051,874	—	(1,733,465)	2,350,943

Common shares issued for settlement of accrued liabilities	—	—	229,300	23	45,837	—	—	45,860
Net loss	—	—	—	—	—	—	(941,330)	(941,330)
Balance, December 31, 2016 (Restated)	—	—	325,570,524	32,557	4,097,711	—	(2,674,795)	1,455,473

The accompanying notes are an integral part of these consolidated financial statements

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2016 (Restated)	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(941,330)	$(1,362,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	430,135	402,722
Amortization of debt discount	26,281	—
Gain on settlement of accrued liabilities	(55,000)	—
Stock-based compensation to non-employees	—	176,000
Prepaid stock-based compensation to non-employees	—	(25,000)
Loss on sale of property included in cost of sales	—	2,942
Inventory allowance	117,453
Allowance for bad debts	11,100
Change in fair value of embedded derivative	2,922	(20,000)

Changes in operating assets and liabilities:
Accounts receivable	9,859	(98,769)
Prepaid expenses	22,720	(12,024)
Inventory	(43,644)	(15,516)
Security deposit	7,225	—
Due to related parties	161	—
Accounts payable and accrued liabilities	(110,590)	73,210
Net Cash Used In Operating Activities	(522,708)	(878,828)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for minority investment in business	—	—
Purchase of archival images, property and equipment	(171,240)	(97,769)
Cash paid for intangibles	—	(110,000)
Loan fees	—	(8,000)
Security deposit	—	(7,225)
Net Cash Used In Investing Activities	(171,240)	(222,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	346,500	—
Repayment of loans payable	(11,128)	—
Proceeds from related party advances	—	(18,190)
Repayment of related party advances	—	(84)
Proceeds from sale of common stock	—	391,000
Proceeds from notes payable	198,500	270,000
Proceeds of notes payable - related parties	196,500	160,000
Repayment of note payable - related party	(14,960)	(8,857)
Net Cash Provided By Financing Activities	715,412	793,869

Net Change in Cash	21,464	(307,953)

Cash - Beginning of Period	32,570	340,523

Cash - End of Period	$54,034	$32,570

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$17,770	$19,918

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for settlement of accrued liabilities	$45,860	$126,250
Note issued to settle related party payable	$14,000	$—
Common shares issued in connection with Asset Purchase Agreement	$—	$120,000
Payable issued for Globe intangible assets acquired	$—	$130,000
Fair value of embedded derivative issued for Globe assets	$—	$75,000
Due from related party offset against note payable	$—	$2,400

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2016 the Company had $54,034 cash on hand. At December 31, 2016 the Company has an accumulated deficit of $2,674,795. For the twelve months ended December 31, 2016, the Company had a net loss of $941,330 and cash used in operations of $522,708. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3.	RESTATEMENT

The Company has restated the current financial statement for the year ended December 31, 2016 to correct the accounting of the sale of certain royalty rights.

As disclosed in Note 13, the Company sold a 50% ownership of its photographic copyrights of certain celebrity archival images and the right to receive 50% of the future share of income derived from the assigned images to third parties in exchange for a lump sum payment net of broker fees. The gross proceeds from the sale were erroneously recorded as revenue while cost of sales were overstated for broker fees paid and payments made to the purchasers. The Company determined that these amounts should be recorded as debt in accordance with ASC 470-10-25 and 470-10-35, and to amortize the amounts under the interest method as described under ASC 835-30, Interest Method. The effect of the correction is to increase liabilities by $349,818 and increase net loss by the same amount.

The following tables summarize the corrections on each of the affected financial statement line items as of and for the year ended December 31, 2016.

	As Previously Reported	Adjustment	As Restated
As of December 31, 2016
Consolidated Balance Sheet

Loans payable, net of unamortized discount	$—	$349,818	$349,818
Total Current Liabilities	$1,667,939	$349,818	$2,017,757
Total Liabilities	$1,667,939	$349,818	$2,017,757
Accumulated deficit	$(2,324,977)	$(349,818)	$(2,674,795)
Total Stockholders' Equity	$1,805,291	$(349,818)	$1,455,473

For the year ended December 31, 2016
Consolidated Statement of Operations:

Image revenue	$1,068,993	$(396,000)	$672,993
Total revenue	$1,260,426	$(396,000)	$864,426
Cost of revenue	$881,021	$(60,628)	$820,393
Gross margin	$379,405	$(335,372)	$44,033
Loss from operations	$(533,255)	$(335,372)	$(868,627)
Interest expense	$(110,335)	$(14,446)	$(124,781)
Other income (expense)	$(58,257)	$(14,446)	$(72,703)
Net loss	$(591,512)	$(349,818)	$(941,330)

Consolidated Statement of Cash Flows

Net cash used in operating activities	$(187,336)	$(335,372)	$(522,708)
Net cash provided by financing activities	$380,040	$335,372	$715,412

4.	GLOBE PHOTO ASSET PURCHASE AGREEMENT

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

In accordance with ASC 350 – Intangibles – Goodwill and Other, the Company determined the content provider and photographic agreements and copyrights acquired from Globe have finite useful lives with estimated useful life of 10 years. See Note 7– Intangible Assets.

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2016 and 2015 comprise of the following:

	December 31,
	2016	2015	Estimated Useful Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	889,331	730,076	10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	65,316	53,332	3 – 5 years
Furniture and fixtures	83,666	83,666	7 years
	3,820,759	3,649,520
Less accumulated deprecation	(977,172)	(590,537)
Total property and equipment, net	$2,843,587	$3,058,983

Depreciation expense for the years ended December 31, 2016 and 2015 was $386,635 and $358,808, respectively.

6.	FRANK WORTH COLLECTION

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

As of December 31, 2016 and 2015, $80,000  and $135,000, respectively, has been provided for in accrued liabilities in the Company’s consolidated balance sheets. Additionally, the Company has recorded a gain on settlement of the accrued liability of $55,000  for the year ended December 31, 2016. See Note 8  – Accrued Liabilities. Effective February 28, 2017, all liabilities with the Frank Worth Estate were settled by the Company. See Note 15  – Subsequent Events.

7.	INTANGIBLE ASSETS, NET

Identifiable intangible assets comprise of the following at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net book value	Gross Carrying Amount	Accumulated Amortization	Net book value
Intangible assets with determinable lives:

Content provider and photographic agreements	$400,000	$60,000	$340,000	$400,000	$20,000	$380,000
Copyrights	35,000	5,250	29,750	35,000	1,750	33,250
Total	$435,000	$65,250	$369,750	$435,000	$21,750	$413,250

Amortization expense in connection with the photographic agreements and copyrights for the twelve months ended December 31, 2016 and 2015 was $43,500 and $21,750, respectively and is included in depreciation and amortization expense in the consolidated statements of operations. Estimated amortization expense over the next five years is $43,500 per year.

8	.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities at December 31, 2016 and 2015 comprise of the following:

	December 31,
	2016	2015
Accounts payable	$132,485	$244,977
Due to Frank Roach	22,500	—
Due to New World	35,000	—
Accrued payroll	3,911	3,518
Accrued consulting fee	6,375	—
Due to Frank Worth Estate (Note 5 )	80,000	135,000
Interest payable	54,502	4,176
Due to consultants for website development	56,140	102,000
Stock-based compensation due to non-employees	104,167	104,167
Contingent liability for taxes assumed in reverse merger	78,920	91,000
Other	28,153	20,847
Total accounts payable and accrued liabilities	$602,153	$705,685

9.	NOTES PAYABLE

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

12.        STOCKHOLDERS’ EQUITY

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

13.  COMMITMENTS AND CONTINGENCIES

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

The Company accounted for the 50% profit consideration for the above agreement in accordance with ASC 470-10-25 and 470-10-35 which require amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. Consequently, the net proceeds received of $346,500 was recognized as loans payable. The Company determined an effective interest rate based on future expected cash flows to be paid to the loan holders. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the loan holders and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loans.

Accordingly, the Company has estimated the cash flows associated with the archival images and determined a discount of $151,316 which is being accounted as interest expense over a 10 year estimated life of the asset based on expected future revenue streams. For the year ended December 31, 2016, amortization of the debt discount on these loans amounted to $14,446 which has been included in interest expense in the consolidated statements of operations. During the years ended December 31, 2016 and 2015, the Company made payments of $11,128 and $0, respectively, to the loan holders. As of December 31, 2016, loans payable net of unamortized debt discount amounted $349,818.

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

14.  INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss	$952,000	$640,000
Provisions and accrued liabilities	44,000	86,000
	996,000	726,000
Deferred tax liabilities:
Embedded derivative	—	(9,000)
Depreciation and amortization	—	(149,000)
Total deferred tax asset	996,000	568,000

Less valuation allowance	(996,000)	(568,000)
Net deferred tax asset	$—	$—

Provision for income tax provision (benefit) as of December 31, 2016 and 2015 consist of the following:

	December 31,
	2016	2015
Deferred:
Federal	$428,000	$568,000
State	—	—
Total deferred tax asset	428,000	568,000

Less valuation allowance	(428,000)	(568,000)
Net deferred tax asset	$—	$—

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

As of December 31, 2016 and 2015, the Company had gross federal net operating loss carryforwards of approximately $2,891,000  and $1,939,000, respectively. The Company expects the limitation placed on the federal net operating loss carryforwards prior to the ownership change will likely expire unused. As of December 31, 2016, all tax years are open for examination by the taxing authorities.

15.         SUBSEQUENT EVENTS

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited personnel:

▪	ineffective control environment and lack of qualified full-time CFO who has SEC experience to focus on our financial affairs;
▪	lack of qualified and sufficient personnel, and processes to adequately and timely identify making any and all required public disclosures;
▪	deficiencies in the period-end reporting process and accounting policies;
▪	inadequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions;
▪	inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process;
▪	inadequate controls over maintenance of records
▪	inadequate internal controls with respect to inventory transactions; and
▪	improper and lack of timely accounting for accounts such as prepaid expenses, accounts payable and accrued liabilities and revenues.

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

Capital Art, Inc.

By:	/s/ Stuart Scheinman
Stuart Scheinman
Title:	Chief Executive Officer, Principal Executive Officer
Date:	February 27, 2018

By:	/s/ Scott C. Black
Scott C. Black
Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stuart Scheinman
Stuart Scheinman
Title:	Director
Date:	February 27, 2018

By:	/s/ Sam Battistone
Sam Battistone
Title:	Director
Date:	February 27, 2018

By:	/s/ Scott C. Black
Scott C. Black
Title:	Director
Date:	February 27, 2018

