Form 10-Q
period 2017-03-31
Capital Art, Inc.
filed 2018-03-02
CIK 1527844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 325,523,466   common shares as of January 4, 2018

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited); and
F-4	Notes to Consolidated Financial Statements (unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

CAPITAL ART, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
Assets

Current Assets
Cash	$16,088	$54,034
Accounts receivable, net	39,763	91,501
Inventory, net	13,241	10,741
Prepaid expenses	75,514	18,341
Due from related party	78,920	78,920
Total Current Assets	223,526	253,537

Property and equipment, net	2,790,718	2,843,587
Security deposit	6,356	6,356
Intangible Assets, net	358,875	369,750

Total Assets	$3,379,475	$3,473,230

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$511,942	$602,153
Payable to Globe Photo, Inc.	10,000	10,000
Due to related parties	82,270	32,245
Notes payable - related parties	467,454	471,284
Notes payable, net of debt discount	506,801	494,335
Derivative liability	67,689	57,922
Loans Payable, net of unamortized discount	551,186	349,818
Total Current Liabilities	2,197,342	2,017,757

Total Liabilities	2,197,342	2,017,757

Stockholders' Equity

Preferred stock, $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding at March 31, 2017 and December 31, 2016	—	—

Common stock par value $0.0001: 450,000,000 shares authorized; 325,570,524 and 325,570,524 issued and 325,523,466 and 325,570,524 outstanding as of March 31, 2017 and December 31, 2016 respectively	32,557	32,557
Additional paid in capital	4,097,711	4,097,711
Treasury stock; 47,058 and 0 shares as of March 31, 2017 and December 31, 2017, respectively.	(16,000)	—
Accumulated deficit	(2,932,135)	(2,674,795)
Shareholders' Equity	$1,182,133	1,455,473

Total Liabilities and Stockholders' Equity	$3,379,475	$3,473,230

The accompanying notes are an integral part of these unaudited consolidated financial statements

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Quarter Ended
	March 31, 2017	March 31, 2016

License revenue	$46,477	$58,854
Image revenue	106,088	39,495
Total revenue	152,565	98,349

Cost of revenue	134.798	156,241

Gross margin (loss)	17,767	(57,892)

Operating expenses
Product development, sales and marketing	41,838	83,108
General and administrative	166,311	146,142
Depreciation and amortization	18,453	18,917

Total operating expenses	226,602	248,167

Loss from operations	(208,835)	(306,059)

Other income (expenses)
Interest expense	(38,738)	(15,550)
Change in fair value of derivative liabilities	(9,767)	(2,000)
Other income (expenses)	(48,505)	(17,550)

Net loss	$(257,340)	$(323,609)

Per-share data
Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	325,523,466	325,341,224

The accompanying notes are an integral part of these unaudited consolidated financial statements

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Quarters ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(257,340)	$(323,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,134	105,596
Amortization of debt discount	17,968	—
Allowance for bad debts	—	4,600
Change in fair value of embedded derivative	9,767	2,000

Changes in operating assets and liabilities:
Accounts receivable	51,738	96,135
Prepaid expenses	(57,173)	15,552
Inventory	(2,500)	(45,887)
Accounts payable and accrued liabilities	(90,211)	138,383
Net Cash Used In Operating Activities	(215,617)	(7,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of archival images, property and equipment	(48,390)	(20,100)
Advances to related parties	—	(14,000)
Cash paid to Globe Photo, Inc for assets acquired	—	(20,000)
Net Cash Used In Investing Activities	(48,390)	(54,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	200,000	—
Repayment of loans payable	(4,134)	—
Proceeds from related party advances	50,275	17,000
Repayment of related party advances	(250)	—
Proceeds from notes payable	25,000	22,500
Repayment of note payable	(25,000)	—
Repayment of note payable - related party	(3,830)	(3,740)
Purchase of treasury stock	(16,000)	—
Net Cash Provided By Financing Activities	226,061	35,760

Net Change in Cash	(37,946)	(25,570)

Cash - Beginning of Period	54,034	32,570

Cash - End of Period	$16,088	$7,000

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$6,894	$9,261

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The accompanying notes are an integral part of these unaudited consolidated financial statements

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2017, the Company had $16,088 cash on hand. At March 31, 2017 the Company has an accumulated deficit of $2,932,135 For the three months ended March 31, 2017 the Company had a net loss of $257,340  and cash used in operations of $215,617 . These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three months ended March 31, 2017 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2016 as filed with the SEC pursuant to Rule 12(b) under the Securities Act of 1934.

The consolidated balance sheet as of December 31, 2016, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the year ended December 31, 2017.

The accompanying consolidated financial statements represent the results of operations, financial position and cash flows of Capital Art, Inc., and its 100% owned subsidiary Capital Art, LLC and Globe Photos, LLC for the three months ended March 31, 2017 and 2016. All inter-company balances and transactions have been eliminated.

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(unaudited)

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

The Company’s other revenue represent payments based on net sales from brand licensees for content reproduction rights. These license agreements are held in conjunction with third parties that are responsible for collecting fees due and remitting to the Company its share after expenses. Revenue from licensed products and royalties are recognized when realized or realizable based on royalty reporting received from licensees.

Basic and Diluted Loss per Share

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

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Three Months Ended March 31,
	2017	2016
Basic weighted average common shares outstanding	325,523,466	325,341,224

Effect of dilutive securities	—	—

Diluted weighted average common and potential common shares outstanding	325,523,466	325,341,224

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(unaudited)

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations and includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-08 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts from Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 do not change the core principle of the guidance in Topic 606, but instead affect only the narrow aspects noted in Topic 606. ASU 2016-12 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09. Management evaluated ASU 2016-08, ASU2016-09, ASU 2016-10, and ASU 2016-12 and determined the adoption will not have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 will be effective for the Company beginning on January 1, 2018, and will be applied by means of a cumulative effect adjustment to the balance sheet, except for effects related to equity securities without readily determinable values, which will be applied prospectively. Management has reviewed this pronouncement and have determined that it would not have a material impact to the financial statements.

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

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(unaudited)

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not, in and of itself, be considered a termination of the derivative instrument, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for the Company beginning on January 1, 2017. Early adoption is permitted, including in an interim period. Management evaluated ASU 2016-05 and determined the adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which aims to reduce the diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. ASU 2016-06 is effective for the Company beginning on January 1, 2017. Management evaluated ASU 2016-06 and determined the adoption of this this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting and presentation of share-based payment transactions, including the accounting for related income taxes consequences and certain classifications within the statement of cash flows. ASU 2016-09 is effective for the Company beginning on January 1, 2017. Management evaluated the impact of adopting ASU 2016-09 and determined the new accounting standard did not have a material impact on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. Management has reviewed this pronouncement and have determined that it would not have a material impact to the financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. Management has reviewed this pronouncement and have determined that it would not have a material impact to the financial statements.

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(unaudited)

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

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s derivative liability measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at March 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Put option derivative liability	$67,689	$–	$–	$67,689

	Fair Value Measurements at December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Put option derivative liability	$57,922	$–	$–	$57,922

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Embedded Derivative Liability
	March 31,	December 31,
	2017	2016
Balance beginning of period	$57,922	$55,000

Change in fair market value of derivative liability	9,767	2,922
Balance end of period	$67,689	$57,922

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(unaudited)

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2017 and December 31, 2016 comprise of the following:

	March 31,	December 31,	Estimated Useful
	2017	2016	Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	931,683	889,331	10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	71,354	65,316	3 – 5 years
Furniture and fixtures	83,666	83,666	7 years
	3,869,149	3,820,759
Less accumulated deprecation	(1,078,431)	(977,172)
Total archival images, property and equipment, net	$2,790,718	$2,843,587

Depreciation expense was $101,259 and $105,596 for the three months ended March 31, 2017 and 2016, respectively of which $93,681 and $86,679 are reported in cost of revenue, respectively.

5.	INTANGIBLE ASSETS, NET

Identifiable intangible assets comprise of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net book value	Gross Carrying Amount	Accumulated Amortization	Net book value
Intangible assets with determinable lives:

Content provider and photographic agreements	$400,000	$70,000	$330,000	$400,000	$60,000	$340,000
Copyrights	35,000	6,125	28,875	35,000	5,250	29,750
Total	$435,000	$76,125	$358,875	$435,000	$65,250	$369,750

Amortization expense in connection with the photographic agreements and copyrights for each of the three months ended March 31, 2017 and 2016 was $10,875 and is included in depreciation and amortization expense in the consolidated statements of operations. Estimated amortization expense over the next five years is $43,500 per year.

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(unaudited)

6.	NOTES PAYABLE

On September 28, 2015, the Company entered into a promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. The note matured on September 28, 2016. Effective September 28, 2016, the note was extended to March 31, 2017 and is secured by approximately 240,000 vintage photographs. Interest accrues at the rate of 10% per annum and is payable monthly beginning October 28, 2015. Interest expense was $3,750 and $3,750 at March 31, 2017 and 2016, respectively. Effective July 31, 2017 the note was extended to December 31, 2017 and is currently past due.

In December 2015, the Company entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. The note matured on December 31, 2017 and is currently past due, bears interest at the rate of 10% per annum, and is payable on the 1st day of each month commencing in February 2016. On February 15, 2016, the Company entered into an additional promissory note agreement with the unrelated party for additional proceeds of $62,500 under the same terms as the first note. The notes are secured by certain inventory and archival images of the Company in the amount of up to $200,000. Interest expense was $4,563 and $3,563 at March 31, 2017 and 2016, respectively. As of the date of this filing this note is still outstanding and currently in default.

In April 2016, the Company entered into two unsecured promissory note agreements with unrelated parties for working capital purposes for total proceeds of $75,000. The promissory notes matured in December 2017 and is currently past due and bear interest at the rate of 6% per annum. Interest expense was $1,125 and $0 at March 31, 2017 and 2016, respectively.

On April 7, 2016, an unrelated party advanced the Company $75,000 plus an original issue discount of $25,000 for the purchase of a Marilyn Monroe archive. The advance is secured by the archive for which it was used and is to be repaid on or before April 7, 2017. As of May 3, 2017, the note was extended to December 31, 2017 and is currently past due. The Company has agreed to pay 50% of the proceeds derived from the Marilyn Monroe archives up to a guaranteed total of $100,000. Once the $100,000 is paid, the Company has no further obligations. As of March 31, 2017, the balance of $100,000 remains outstanding. During three months ended March 31, 2017, $12,466 of the discount has been amortized to interest expense. The note is shown net of the unamortized portion of the discount of $699 as of March 31, 2017.

On February 24, 2017, the Company entered into a short-term unsecured note with an unrelated party for working capital purposes for total proceeds of $25,000. During the three months ended March 31, 2017, the Company repaid $27,000, including $2,000 in interest expense. As of March 31, 2017, the note has been paid in full.

7.	RELATED PARTY TRANSACTIONS

Notes payable to related parties

Effective July 21, 2015, the Company entered into a promissory note agreement with a related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds were used for working capital purposes. The note matured on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the three months ended March 31, 2017 and 2016 is $3,750 and $4,800, respectively. Per the terms of the agreement the Company incurred loan fees totaling $8,000 to be amortized over the term of the loan. For the three months ended March 31, 2017 and 2016, amortization expense in connection with the loan fees totaled $0 and $2,001, respectively. Effective July 20, 2016 the note was extended to December 31, 2017 and is currently past due. We considered ASC Topic 470-50, Debt Modifications and Extinguishments, and determined that the modification is not considered substantially different under the guidance and as such extinguishment accounting was not applied.

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(unaudited)

On August 1, 2013 the Company entered into an unsecured promissory note agreement with a related party Dino Satallante for $100,000. The loan bears interest at the rate of 5% per annum. During three months ended March 31, 2017, $3,830 of note principal was repaid. As of March 31, 2017, and December 31, 2016 and 2015, $72,354 and $76,183 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the three months ended March 31, 2017 and 2016 was $904 and $1,260 respectively. The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective July 31, 2016, the note agreement was extended to December 31, 2017 and is currently past due. We considered ASC Topic 470-50, Debt Modifications and Extinguishments, and determined that the modification is not considered substantially different under the guidance and as such extinguishment accounting was not applied.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar an entity owned and controlled by Sam Battistone, a Company officer and director and a principal shareholder, and Dino Satallante, a beneficial interest shareholders of the Company, for working capital purposes. The loans bear interest at the rate of 6% per annum. The loans matured on September 10, 2015, and were extended to December 31, 2016. In December 2016, both loans were extended to December 31, 2017 and are currently past due. We considered ASC Topic 470-50, Debt Modifications and Extinguishments, and determined that the modification is not considered substantially different under the guidance and as such extinguishment accounting was not applied. At March 31, 2017 and December 31, 2016, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively. Interest expense in connection with the two unsecured promissory note agreements for the three months ended March 31, 2017 and 2016 was $579 and $579, respectively.

On April 4, 2016 the Company entered into a secured promissory note agreement with Premier Collectibles, a beneficial interest shareholder for total proceeds of $65,000 to be used for acquisition of archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection which the proceeds were used and matured on April 1, 2017. The note was extended to July 31, 2017 and is currently past due. We considered ASC Topic 470-50, Debt Modifications and Extinguishments, and determined that the modification is not considered substantially different under the guidance and as such extinguishment accounting was not applied. Interest expense on the note was $1,300 and $0 for the three months ended March 31, 2017 and 2016, respectively.

On April 15, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matured on December 15, 2017 and is currently past due. Interest expense was $745 and $0 for the three months ended March 31, 2017 and 2016, respectively.

On October 3, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2017 and is currently past due. Interest expense was $750 and $0 for the three months ended March 31, 2017 and 2016, respectively.

On December 2, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $31,500. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2017 and is currently past due. Interest expense was $473 and $0 for the three months ended March 31, 2017 and 2016, respectively.

 Due From/To Related Parties

The following table summarizes amounts due to the Company from related parties related to contractual agreements and amounts due to related parties for expenses paid for on the behalf of the Company as of March 31, 2017 and December 31, 2016. During the three month ended March 31, 2017 and 2016, the Company was advanced $50,275 and $17,000 and repaid $250 and $0, respectively. The amounts due are non-interest bearing and due upon demand. These amounts have been included in the consolidated balance sheets as current assets due from related parties and current liabilities due to related parties, respectively.

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(unaudited)

	March 31, 2017	December 31, 2016
Due from related parties:
Klaus Moeller, related party of pre-merger CAPA and beneficial interest shareholder	$78,920	$78,920
Total due from related parties	$78,920	$78,920

Due to related parties:
ICONZ Art, LLC, beneficial interest shareholder	54,238	4,213
MSN Holding Co., beneficial interest shareholder	12,947	12,947
Premier Collectibles, beneficial interest shareholder	15,085	15,085
Total due to related parties	$82,270	$32,245

Credit Card Payable

As of March 31, 2017, and December 31, 2016, $6,150 and $30,653, respectively, was outstanding on a personal credit card in the name of a beneficial interest shareholder of the Company – Premier Collectibles. The liability is included in accounts payable and accrued liabilities in the consolidated balance sheets.

8.	COMMITMENTS AND CONTINGENCIES

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

During 2016, the Company received gross proceeds of $396,000, less 12.5% auction broker fee, from five separate auctions of these rights. The Company retains all exclusive licensing authority over the images and may exercise a buyback option to buy back the 50% ownership of the rights for two times the original auction proceeds over a period ranging from 1 to 2 years. During the quarter ended March 31, 2017 and 2016, the Company paid out royalties of $4,134 and $0, respectively, to the winning bidders.

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

Accordingly, the Company has estimated the cash flows associated with the images and determined a discount of $151,316 which is being accounted as interest expense over a 10 year estimated life of the asset based on expected future revenue streams. For the three months ended March 31, 2017, interest expense related to this loan amounted to $5,502 which has been included in interest expense in the consolidated statements of operations. During the three months ended March 31, 2017, the Company made payments of $4,134 to the loan holders. As of March 31, 2017, loans payable, net of unamortized debt discount amounted $351,186.

Asset purchase agreement

On March 3, 2017, the Company entered into an agreement to sell 20% of its ownership in certain photographic archive asset for $200,000. As part of the agreement the buyer will be reimbursed the entire purchase price over a period of 24 months from any profits generated from the related asset. If however the entire purchase price is not paid back after 24 months then all net revenues from the Company will be paid to the buyer until the full purchase price has been paid.

The Company accounted for the above transaction as debt and recognized the amount received as a loan payable. As of March 31, 2017, the outstanding balance of the loan amounted to $200,000.

License Agreements

Effective June 1, 2016 the Company entered into three separate non-exclusive license agreements use of licensed images and trademarks through December 31, 2019. Under the terms of the agreements, the Company is required to pay royalties of 10% on net sales. The agreements call for combined annual guaranteed minimum royalties per year of $150,000 based on combined minimum sales of $1,500,000 per year. The Company was required to pay advances related to 50% of the first year’s royalties totaling $75,000 upon execution of the agreements. The remainder of the first year’s combined minimum royalties of $75,000 was paid during the three months ended March 31, 2017.

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(unaudited)

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

Total rent expense for three months ended March 31, 2017 and 2016 was $13,175 and $18,320, respectively, in connection with the operating lease agreements.

Future minimum lease payments related to the Company’s office leases as of March 31, 2017 are as follows:

2017	$31,225
2018	44,168
Total	$75,393

9.	SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 450,000,000 shares of common stock with a par value of $0.0001. As of March 31, 2017, and December 31, 2016, there were 325,570,524 and 325,570,524 shares of common stock issued and 325,523,466 and 325,570,524 outstanding, respectively.

As of March 31, 2017, the Company repurchased 47,058 shares of common stock for $16,000 related to the Globe Photo Asset Purchase Agreement entered into on July 22, 2015.

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of March 31, 2017, there were no shares of Preferred Stock issued and outstanding.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended March 31, 2017 was $152,565, compared with $98,349 for the three months ended March 31, 2016. The change is primarily a result of increased sales from our collectables division and licensing sales. We expect revenue growth to accelerate in 2018 as a result of the foundations laid in 2016 and 2017.

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

Cost of Revenues

Our total cost of revenues for the three months ended March 31, 2017 was $134,798 , compared with $156,241 for the three months ended March 31, 2016. The decrease in cost of revenue is due to a decrease in one time archiving cost incurred during the three months ended March 31, 2016 compared to the same period in 2017.

We had gross profit of $17,767  and a gross profit margin of approximately 12%  for the three months ended March 31, 2017, compared with a gross loss of $57,892 for the same period ended 2016. The increased margin is largely the result of increased license fees in 2017 over 2016, which has less costs than product sales.

Operating Expenses

Operating expenses decreased to $226,602 for the three months ended March 31, 2017 from $248,167  for the three months ended March 31, 2016. The detail by major category is reflected in the table below.

	Three Months Ended March 31,
	2017	2016	Change	% Change
Product development, sales and marketing	$41,838	$83,108	$(41,270)	(50%)
General and administrative	166,311	146,142	20,169	14%
Depreciation expense	18,453	18,917	(464)	(2%)
Total costs and operating expenses	$226,602	$248,167	$(21,565)	(9%)

The main reason for the overall decrease in operating expenses in 2017 was a decrease in the product development, sales and marketing category.

Product development, sales and marketing expenses decreased by $41,270. Product development, sales and marketing expenses primarily consists of website development costs, sales and marketing salaries, as well as other expenses associated with marketing. We continue to utilize our working capital resources in sales and marketing in order to increase the distribution and demand for its products and to add content to its product lines along with adding additional channels of distribution.

General and administrative costs increased by $20,169 primarily due to an increase in computer and IT expenses, outside services, payroll tax expense, professional expenses and salaries.

Total depreciation expense decreased by $464. We record archival images, and property and equipment at cost for purchases over $500. Archival images, property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from three to ten years. We capitalize direct costs associated with improvements to archival images, and property and equipment in accordance with ASC 360 – Property, Plant, and Equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease.

Interest Expenses

We had interest expenses of $38,738 for the three months ended March 31, 2017, as compared with interest expenses of $15,550 for the same period ended 2016. The increase in interest expenses is a result of increased debt obligations in 2017.

We expect to continue to experience interest payments in the future as a result of our outstanding liabilities. Moreover, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $657,500 that have matured. In addition, we also have a number of unsecured promissory notes with an aggregate principal amount of $317,454 that have matured. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Net Loss

We finished the three months ended March 31, 2017 with a loss of $257,340 , as compared to a loss of $323,609 during the three months ended March 31, 2016. The reasons for specific components are discussed above. Overall, we had an increase in revenue and resulting gross margin along with decreased operating expenses to support future growth.

Liquidity and Capital Resources

As of March 31, 2017, we had total current assets of $223,526 and current liabilities of $2,197,342 , resulting in a working capital deficit of $1,973,816 . This compares with the working capital deficit of $1,764,220  at December 31, 2016. This increase in working capital deficit, as discussed in more detail below, is primarily the result of an increase in notes payable and related party notes payable.

Our operating activities used $215,617  in the three months ended March 31, 2017 as compared with $7,230 used in operating activities in the three months ended March 31, 2016. Our negative operating cash flow in 2017 was largely the result of our net loss, accounts payable and accrued liabilities and prepaid expenses, offset by depreciation and amortization and accounts receivable. We anticipate that overhead costs in current operations will increase in the future as our business continues to expand.

Investing activities used $48,390 in the three months ended March 31, 2017 compared with $54,100 in the three months ended March 31, 2016. Our negative investing cash flow is largely the result of purchasing images, property and equipment. We anticipate that our investing expenditures will increase as we expand our collection.

Financing activities provided $226,061  in the three months ended March 31, 2017 compared with $35,760 in the three months ended March 31, 2016. Our positive financing cash flow was the result of notes payable and related party notes payable and advances, offset by repayments on such.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2017.

Critical Accounting Polices

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are disclosed in Note 2 of our audited consolidated financial statements included in the Form 10-K filed with the Securities and Exchange Commission.

Off Balance Sheet Arrangements

As of March 31, 2017, there were no off balance sheet arrangements.

Recent Accounting Pronouncements

The recent accounting pronouncements that are material to our financial statements are disclosed in Note 2 of our consolidated audited financial statements included in the Form 10-K filed with the Securities and Exchange Commission and in Note 2 of our unaudited consolidated financial statements included herein.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2017, at reasonable assurance level, due to the following material weaknesses:

▪	ineffective control environment and lack of qualified full-time CFO who has SEC experience to focus on our financial affairs;
▪	lack of qualified and sufficient personnel, and processes to adequately and timely identify making any and all required public disclosures;
▪	deficiencies in the period-end reporting process and accounting policies;
▪	inadequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions;
▪	inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process;
▪	inadequate controls over maintenance of records;
▪	inadequate internal controls with respect to inventory transactions; and
▪	improper and lack of timely accounting for accounts such as prepaid expenses, accounts payable and accrued liabilities and revenue.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended March 31, 2017, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not party to any outstanding litigation, nor had we received notice of any pending action to be filed against us. The below is a summary of our legal proceedings in 2017. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us. Recently, we successfully resolved one action as described below.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on November 24, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

In April 2017, the board approved the issuance of 2,083,333 shares of common stock at fair value of $0.05 per share for 2015 services rendered by a consultant.

The Company repurchased shares of common stock related to the Globe Photo Asset Purchase Agreement entered into on July 22, 2015.

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
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 2, 2018 on its behalf by the undersigned thereunto duly authorized.

CAPITAL ART, INC.

/s/Stuart Scheinman
Stuart Scheinman Principal Executive Officer

/s/Scott C. Black
Scott C. Black Principal Financial and Accounting Officer

