Form 10-Q
period 2017-06-30
Capital Art, Inc.
filed 2018-03-02
CIK 1527844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 325,476,408   common shares as of January 4, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited); and
F-4	Notes to Consolidated Financial Statements (unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

CAPITAL ART, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
Assets

Current Assets
Cash	$1,029	$54,034
Accounts receivable, net	149,687	91,501
Inventory, net	13,241	10,741
Prepaid expenses	63,317	18,341
Due from related party	78,920	78,920
Total Current Assets	306,194	253,537

Property and equipment, net	2,746,954	2,843,587
Security deposit	6,356	6,356
Intangible Assets, net	348,000	369,750

Total Assets	$3,407,504	$3,473,230

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$533,875	$602,153
Payable to Globe Photo, Inc.	10,000	10,000
Due to related parties	177,245	32,245
Notes payable - related parties	463,715	471,284
Notes payable, net of debt discount	497,500	494,335
Derivative liability	47,259	57,922
Loans payable, net of unamortized discount	553,776	349,818
Total Current Liabilities	2,283,370	2,017,757

Total Liabilities	2,283,370	2,017,757

Stockholders' Equity

Preferred stock, $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding at June 30, 2017 and December 31, 2016	—	—

Common stock par value $0.0001: 450,000,000 shares authorized; 325,570,524 and 325,570,524 issued and 325,476,408 and 325,570,524 outstanding as of June 30, 2017 and December 31, 2016 respectively	32,557	32,557
Additional paid in capital	4,097,711	4,097,711
Treasury stock; 94,116 and 0 shares as of June 30, 2017 and December 31, 2017, respectively.	(32,000)	—
Accumulated deficit	(2,974,134)	(2,674,795)
Shareholders' Equity	$1,124,134	1,455,473

Total Liabilities and Stockholders' Equity	$3,407,504	$3,473,230

The accompanying notes are an integral part of these unaudited consolidated financial statements

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

License revenue	$55,065	$53,404	$101,542	$92,899
Image revenue	250,414	240,812	356,502	299,666
Total revenue	305,479	294,216	458,044	392,565

Cost of revenue	138,017	138,910	272,815	295,152

Gross margin	167,462	155,306	185,229	97,413

Operating expenses
Product development, sales and marketing	51,521	43,095	93,359	126,203
General and administrative	134,242	182,972	300,553	329,114
Depreciation and amortization	18,843	17,713	37,296	36,629

Total operating expenses	204,606	243,780	431,208	491,946

Loss from operations	(37,144)	(88,474)	(245,979)	(394,533)

Other income (expenses)
Interest expense	(25,285)	(34,864)	(64,023)	(50,414)
Change in fair value of derivative liabilities	20,430	(25,000)	10,663	(27,000)
Other income (expenses)	(4,855)	(59,864)	(53,360)	(77,414)

Net loss	$(41,999)	$(148,338)	$(299,339)	$(471,947)

Per-share data
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	325,476,408	325,341,224	325,507,778	325,341,224

The accompanying notes are an integral part of these unaudited consolidated financial statements

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(299,339)	$(471,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225,585	213,147
Amortization of debt discount	24,318	9,824
Allowance for bad debts	—	11,100
Change in fair value of embedded derivative	(10,663)	27,000

Changes in operating assets and liabilities:
Accounts receivable	(58,186)	97,299
Prepaid expenses	(44,976)	(54,373)
Inventory	(2,500)	(44,032)
Security deposit	—	7,225
Accounts payable and accrued liabilities	(68,278)	11,175
Net Cash Used In Operating Activities	(234,039)	(193,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of archival images, property and equipment	(107,202)	(93,721)
Advances to related parties	—	(14,000)
Net Cash Used In Investing Activities	(107,202)	(107,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	200,000	—
Repayment of loans payable	(7,195)	—
Proceeds from related party advances	164,725	17,000
Repayment of related party advances	(19,725)	—
Proceeds from notes payable	25,000	212,500
Repayment of note payable	(35,000)	—
Proceeds from note payable - related party	—	115,000
Repayment of note payable - related party	(7,569)	(7,479)
Repayment of payable to Globe Photo, Inc.	—	(60,000)
Purchase of treasury stock	(32,000)	—
Net Cash Provided By Financing Activities	288,236	277,021

Net Change in Cash	(53,005)	(24,282)

Cash - Beginning of Period	54,034	32,570

Cash - End of Period	$1,029	$8,288

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$10,609	$6,905

The accompanying notes are an integral part of these unaudited consolidated financial statements

Capital Art, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2017, the Company had $1,029 cash on hand. At June 30, 2017 the Company has an accumulated deficit of $2,974,134 . For the six months ended June 30, 2017 the Company had a net loss of $299,339  and cash used in operations of $234,039 . These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the six months ended June 30, 2017 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2016 as filed with the SEC pursuant to Rule 12(b) under the Securities Act of 1934.

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

The accompanying consolidated financial statements represent the results of operations, financial position and cash flows of Capital Art, Inc., and its 100% owned subsidiary Capital Art, LLC and Globe Photos, LLC for the three and six months ended June 30, 2017 and 2016. All inter-company balances and transactions have been eliminated.

Capital Art, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Six Months Ended June 30,
	2017	2016
Basic weighted average common shares outstanding	325,507,778	325,341,224

Effect of dilutive securities	—	—

Diluted weighted average common and potential common shares outstanding	325,507,778	325,341,224

Capital Art, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

June 30, 2017 and 2016

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

Capital Art, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(unaudited)

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s derivative liability measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at June 30, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Put option derivative liability	$47,259	$–	$–	$47,259

	Fair Value Measurements at December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Put option derivative liability	$57,922	$–	$–	$57,922

Capital Art, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(unaudited)

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Embedded Derivative Liability
	June 30,	December 31,
	2017	2016
Balance beginning of period	$57,922	$55,000
Change in fair market value of derivative liability	(10,663)	2,922
Balance end of period	$47,259	$57,922

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2017 and December 31, 2016 comprise of the following:

	March 31,	December 31,	Estimated Useful
	2017	2016	Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	989,163	889,331	10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	72,686	65,316	3 – 5 years
Furniture and fixtures	83,666	83,666	7 years
	3,927,961	3,820,759
Less accumulated deprecation	(1,181,007)	(977,172)
Total archival images, property and equipment, net	$2,746,954	$2,843,587

Depreciation expense was $203,835, and $191,397 for the six months ended June 30, 2017 and 2016, respectively, of which $188,289 and $176,518 are reported in cost of revenue, respectively.

5.	INTANGIBLE ASSETS – NET

Identifiable intangible assets comprise of the following at June 30, 2017 and December 31, 2016:

Capital Art, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(unaudited)

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net book value	Gross Carrying Amount	Accumulated Amortization	Net book value
Intangible assets with determinable lives:

Content provider and photographic agreements	$400,000	$80,000	$320,000	$400,000	$60,000	$340,000
Copyrights	35,000	7,000	28,000	35,000	5,250	29,750
Total	$435,000	$87,000	$348,000	$435,000	$65,250	$369,750

Amortization expense in connection with the photographic agreements and copyrights for each of the six months ended June 30, 2017 and 2016 was $21,750 .. Amortization expenses is included in depreciation and amortization. Estimated amortization expense over the next five years is $43,500 per year.

6.	NOTES PAYABLE

On September 28, 2015, the Company entered into a promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. The note matured on September 28, 2016. Effective September 28, 2016, the note was extended to June 30, 2017 and is secured by approximately 240,000 vintage photographs. Interest accrues at the rate of 10% per annum and is payable monthly beginning October 28, 2015. Interest expense was $3,750 and $7,500 for the three and six months ended June 30, 2017 and 2016, respectively. Effective July 31, 2017 the note was extended to December 31, 2017 and is currently past due.

In December 2015, the Company entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. The note matured on December 31, 2017 and is currently past due, bears interest at the rate of 10% per annum, and is payable on the 1st day of each month commencing in February 2016. On February 15, 2016, the Company entered into an additional promissory note agreement with the unrelated party for additional proceeds of $62,500 under the same terms as the first note. The notes are secured by certain inventory and archival images of the Company in the amount of up to $200,000. Interest expense was $4,563 and $3,788 and $9,125 and $8,346 for the three and six months ended June 30, 2017 and 2016, respectively. As of the date of this filing this note is still outstanding and currently in default.

In April 2016, the Company entered into two  unsecured promissory note agreements with unrelated parties for working capital purposes for total proceeds of $75,000. The promissory notes matured in December 2017, is currently past due, and bear interest at the rate of 6% per annum. Interest expense was $1,125 and $1,089 and $2,250 and $1,089 for the three and six months ended June 30, 2017 and 2016, respectively.

On April 7, 2016, an unrelated party advanced the Company $75,000 plus an original issue discount of $25,000 for the purchase of a Marilyn Monroe archive. The advance is secured by the archive for which it was used and is to be repaid on or before April 7, 2017. As of May 3, 2017, the note was extended to December 31, 2017 and is currently past due. The Company has agreed to pay 50% of the proceeds derived from the Marilyn Monroe archives up to a guaranteed total of $100,000. Once the $100,000 is paid, the Company has no further obligations. As of June 30, 2017, $10,000 of the balance was repaid and $90,000 of the balance remains outstanding. During the six months ended June 30, 2017 and 2016 , $13,165 and $5,822 of the discount has been amortized to interest expense, respectively. The note is shown net of the unamortized portion of the discount of $0 and $19,178 as of June 30, 2017 and 2016, respectively.

On February 24, 2017, the Company entered into a short-term unsecured note with an unrelated party for working capital purposes for total proceeds of $25,000. During the three months ended March 31, 2017, the Company repaid $27,000, including $2,000 in interest expense. As of June 30, 2017, the note has been paid in full.

Capital Art, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(unaudited)

7.	RELATED PARTY TRANSACTIONS

Notes payable to related parties

Effective July 21, 2015, the Company entered into a promissory note agreement with a related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds were used for working capital purposes. The note matured on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the three and six months ended June 30, 2017 and 2016 was $4,800 and $9,600,  respectively. Per the terms of the agreement the Company incurred loan fees totaling $8,000 to be amortized over the term of the loan. For the six months ended June 30, 2017, amortization expense in connection with the loan fees totaled $0 and $2,001, respectively. Effective July 20, 2016 the note was extended to December 31, 2017 and is currently past due. We considered ASC Topic 470-50, Debt Modifications and Extinguishments, and determined that the modification is not considered substantially different under the guidance and as such extinguishment accounting was not applied. The note is being shown net of unamortized loan fees of $0 as of June 30, 2017.

 On August 1, 2013 the Company entered into an unsecured promissory note agreement with a related party Dino Satallante for $100,000. The loan bears interest at the rate of 5% per annum. During six months ended June 30, 2017, $7,569 of note principal was repaid. As of June 30, 2017, and December 31, 2016, $68,615 and $76,183 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the three and six months ended June 30, 2017 and 2016 was $811 and $1,214 and $1,715 and $2,091 respectively.  The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective July 31, 2016, the note agreement was extended to December 31, 2017 and is currently past due. We considered ASC Topic 470-50, Debt Modifications and Extinguishments, and determined that the modification is not considered substantially different under the guidance and as such extinguishment accounting was not applied.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar an entity owned and controlled by Sam Battistone, a Company officer and director and a principal shareholder, and Dino Satallante, a beneficial interest shareholders of the Company, for working capital purposes. The loans bear interest at the rate of 6% per annum. The loans matured on September 10, 2015, and were extended to December 31, 2016. In December 2016, both loans were extended to December 31, 2017 and are currently past due. We considered ASC Topic 470-50, Debt Modifications and Extinguishments, and determined that the modification is not considered substantially different under the guidance and as such extinguishment accounting was not applied. At June 30, 2017 and December 31, 2016, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively. Interest expense in connection with the two unsecured promissory note agreements for the three and six months ended June 30, 2017 and 2016 was $579 and $1,158, respectively.

On April 4, 2016 the Company entered into a secured promissory note agreement with Premier Collectibles, a beneficial interest shareholder for total proceeds of $65,000 to be used for acquisition of archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection which the proceeds were used and matures on or before April 1, 2017. The note was extended to July 31, 2017 and is currently past due. We considered ASC Topic 470-50, Debt Modifications and Extinguishments, and determined that the modification is not considered substantially different under the guidance and as such extinguishment accounting was not applied. Interest expense on the note was $1,300 and $1,239 and $2,600 and $1,239 for the three and six months ended June 30, 2017 and 2016, respectively.

On April 15, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matured on December 15, 2017 and is currently past due. Interest expense on the note was $750 and $633 and $1,000 and $633 for the three and six months ended June 30, 2017 and 2016, respectively.

On October 3, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2017 and is currently past due. Interest expense on the note was $750 and $0 and $1,500 and $0 for the three and six months ended June 30, 2017 and 2016, respectively.

Capital Art, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(unaudited)

On December 2, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $31,500. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2017 and is currently past due. Interest expense on the note was $473 and $0 and $945 and $0 for the three and six months ended June 30, 2017 and 2016, respectively.

 Due From/To Related Parties

The following table summarizes amounts due to the Company from related parties related to contractual agreements and amounts due to related parties for expenses paid for on the behalf of the Company as of June 30, 2017 and December 31, 2016. During the six month ended June 30, 2017 and 2016, the Company was advanced $164,725 and $17,000 and repaid $19,725 and $0, respectively. The amounts due are non-interest bearing and due upon demand. These amounts have been included in the consolidated balance sheets as current assets due from related parties and current liabilities due to related parties, respectively.

	June 30,	December 31,
	2017	2016
Due from related parties:
Klaus Moeller, related party of pre-merger CAPA and beneficial interest shareholder	$78,920	$78,920
Total due from related parties	$78,920	$78,920

Due to related parties:
ICONZ Art, LLC, beneficial interest shareholder	149,213	4,213
MSN Holding Co., beneficial interest shareholder	12,947	12,947
Premier Collectibles, beneficial interest shareholder	15,085	15,085
Total due to related parties	$177,245	$32,245

Credit Card Payable

As of June 30, 2017, and December 31, 2016, $15,877 and $30,653, respectively, was outstanding on a personal credit card in the name of a beneficial interest shareholder of the Company – Premier Collectibles. The liability is included in accounts payable and accrued liabilities in the consolidated balance sheets.

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

Accordingly, the Company has estimated the cash flows associated with the images and determined a discount of $151,316 which is being accounted as interest expense over a 10 year estimated life of the asset based on expected future revenue streams. For the six months ended June 30, 2017, interest expense related to this loan amounted to $11,153 which has been included in interest expense in the consolidated statements of operations . During the six months ended June 30, 2017, the Company made payments of $7,195 to the loan holders. As of June 30, 2017, loans payable net of unamortized debt discount amounted $353,776.

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

The Company accounted for the above transaction as debt and recognized the amount received as a loan payable. As of June 30, 2017, the outstanding balance of the loan amounted to $200,000.

Capital Art, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(unaudited)

License Agreements

Effective June 1, 2016 the Company entered into three separate non-exclusive license agreements use of licensed images and trademarks through December 31, 2019. Under the terms of the agreements, the Company is required to pay royalties of 10% on net sales. The agreements call for combined annual guaranteed minimum royalties per year of $150,000 based on combined minimum sales of $1,500,000 per year. The Company was required to pay advances related to 50% of the first year’s royalties totaling $75,000 upon execution of the agreements. The remainder of the first year’s combined minimum royalties of $75,000 was paid during the six months ended June 30, 2017.

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

Total rent expense for three and six months ended June 30, 2017 and 2016 was 13,615 and $18,320 and $26,791 and $37,900, respectively, in connection with the operating lease agreements.

Future minimum lease payments related to the Company’s office leases as of June 30, 2017 are as follows:

2017	$21,441
2018	44,168
Total	$65,609

9.	SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 450,000,000 shares of common stock with a par value of $0.0001. As of June 30, 2017, and December 31, 2016, there were 325,570,524 and 325,570,524 shares of common stock issued and 325,476,408 and 325,570,524 outstanding, respectively.

As of June 30, 2017, the Company repurchased 94,116 shares of common stock for $32,000 related to the Globe Photo Asset Purchase Agreement entered into on July 22, 2015.

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of June 30, 2017, there were no shares of Preferred Stock issued and outstanding.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended June 30, 2017 was $305,479, compared with $294,216 for the three months ended June 30, 2016. Our total revenue reported for the six months ended June 30, 2017 was $458,044 , compared with $392,565 for the six months ended June 30, 2016.

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

Cost of Revenues

Our total cost of revenues for the three months ended June 30, 2017 was $138,017 , compared with $138,910 for the three months ended June 30, 2016. Our total cost of revenues for the six months ended June 30, 2017 was $272,815 , compared with $295,152 for the six months ended June 30, 2016.

We had gross profit of $167,462  and a gross profit margin of approximately 55%  for the three months ended June 30, 2017, compared with a gross profit of $155,306 and a gross profit margin of approximately 53% for the same period ended 2016. We had gross profit of $185,229  and a gross profit margin of approximately 40%  for the six months ended June 30, 2017, compared with a gross profit of $97,413 and a gross profit margin of approximately 25% for the same period ended 2016. The increased margin is largely the result of increased license fees in 2017 over 2016, which has less costs than product sales.

Operating Expenses

Operating expenses decreased to $204,606 for the three months ended June 30, 2017 from $243,780 for the three months ended June 30, 2016. Operating expenses decreased to $431,208 for the six months ended June 30, 2017 from $491,946 for the six months ended June 30, 2016. The detail by major category is reflected in the table below.

	Three Months Ended June 30,
	2017	2016	Change	% Change
Product development, sales and marketing	$51,521	$43,095	$8,462	20%
General and administrative	134,242	182,972	(48,730)	(27%)
Depreciation expense	18,843	17,713	1,130	6%
Total costs and operating expenses	$204,606	$243,780	$(39,174)	(16%)

	Six Months Ended June 30,
	2017	2016	Change	% Change
Product development, sales and marketing	$93,359	$126,203	$(32,844)	(26%)
General and administrative	300,553	329,114	(28,561)	(9%)
Depreciation expense	37,296	36,629	667	2%
Total costs and operating expenses	$431,208	$491,946	$(60,738)	(12%)

The main reason for the overall decrease in operating expenses in 2017 was a decrease in the general and administrative expense and product development, sales and marketing categories.

Product development, sales and marketing expenses increased by $8,462  but decreased by $32,844 for the three and six months ended June 30, 2017, respectively. Product development, sales and marketing expenses primarily consists of website development costs, sales and marketing salaries, as well as other expenses associated with marketing. We continue to utilize our working capital resources in sales and marketing in order to increase the distribution and demand for its products and to add content to its product lines along with adding additional channels of distribution.

General and administrative costs decreased by $48,730 and $28,561 for the three and six months ended June 30, 2017, respectively, primarily due to a decrease in computer and IT expenses, outside services, payroll tax expense, professional expenses and salaries.

Total depreciation increased by $1,130 and $667 for the three and six months ended June 30, 2017, respectively. We record archival images, and property and equipment at cost for purchases over $500. Archival images, property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from three to ten years. We capitalize direct costs associated with improvements to archival images, and property and equipment in accordance with ASC 360 – Property, Plant, and Equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease.

Interest Expenses

We had interest expenses of $25,285 for the three months ended June 30, 2017, as compared with interest expenses of $34,864 for the same period ended 2016 the decrease is a result the amortization of loan fees recorded as interest expense for the three months ended June 30, 2016. We had interest expenses of $64,023 for the six months ended June 30, 2017, as compared with interest expenses of $50,414 for the same period ended 2016. The increase in interest expenses is a result of increased debt obligations in 2017.

We expect to continue to experience interest payments in the future as a result of our outstanding liabilities. Moreover, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $647,500  that have matured. In addition, we also have a number of unsecured promissory notes with an aggregate principal amount of $313,715  that have matured. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Net Loss

We finished the three months ended June 30, 2017 with a loss of $41 ,999 as compared to a loss of $148,338 during the three months ended June 30, 2016. We finished the six months ended June 30, 2017 with a loss of $299,339 , as compared to a loss of $471,947 during the six months ended June 30, 2016. The reasons for specific components are discussed above. Overall, we had an increase in revenue and resulting gross margin along with decreased operating expenses to support future growth.

Liquidity and Capital Resources

As of June 30, 2017, we had total current assets of $306,194 and current liabilities of $2,283,370  resulting in a working capital deficit of $1,977,176 . This compares with the working capital deficit of $1,764,220  at December 31, 2016. This increase in working capital deficit, as discussed in more detail below, is primarily the result of an increase in advances to related parties and a decrease in cash.

Our operating activities used $234,039  in the six months ended June 30, 2017 as compared with $193,582 used by operating activities in the six months ended June 30, 2016. Our negative operating cash flow in 2017 was largely the result of our net loss, accounts payable and accrued liabilities, accounts receivable and prepaid expenses, offset by depreciation and amortization. We anticipate that overhead costs in current operations will increase in the future as our business continues to expand.

Investing activities used $107,202 in the six months ended June 30, 2017 compared with $107,721 in the six months ended June 30, 2016. Our negative investing cash flow is largely the result of purchasing images, property and equipment. We anticipate that our investing expenditures will increase as we expand our collection.

Financing activities provided $288,236  in the six months ended June 30, 2017 compared with $277,021 in the six months ended June 30, 2016. Our positive financing cash flow was the result of notes payable and related party notes payable and advances, offset by repayments on such.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2017.

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

Off Balance Sheet Arrangements

As of June 30, 2017, there were no off balance sheet arrangements.

Recent Accounting Pronouncements

The recent accounting pronouncements that are material to our financial statements are disclosed in Note 2 of our audited consolidated financial statements included in the Form 10-K filed with the Securities and Exchange Commission and in Note 2 of our unaudited consolidated financial statements included herein.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2017, at reasonable assurance level, due to the following material weaknesses:

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended June 30, 2017, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 2, 2018 on its behalf by the undersigned thereunto duly authorized.

CAPITAL ART, INC.

/s/Stuart Scheinman
Stuart Scheinman Principal Executive Officer

/s/Scott C. Black
Scott C. Black Principal Financial and Accounting Officer

