Form 10-Q
period 2017-09-30
Capital Art, Inc.
filed 2018-03-02
CIK 1527844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 325,382,292  common shares as of January 4, 2018

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited); and
F-4	Notes to Consolidated Financial Statements (unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

CAPITAL ART, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
Assets

Current Assets
Cash	$21,737	$54,034
Accounts receivable, net	9,513	91,501
Inventory, net	13,241	10,741
Prepaid expenses	56,680	18,341
Due from related party	78,920	78,920
Total Current Assets	180,091	253,537

Property and equipment, net	2,660,521	2,843,587
Security deposit	6,356	6,356
Intangible Assets, net	337,125	369,750

Total Assets	$3,184,093	$3,473,230

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$436,255	$602,153
Payable to Globe Photo, Inc.	10,000	10,000
Due to related parties	152,245	32,245
Notes payable - related parties	459,975	471,284
Notes payable, net of debt discount	447,500	494,335
Derivative liability	43,841	57,922
Loans payable, net of unamortized discount	554,913	349,818
Total Current Liabilities	2,104,729	2,017,757

Total Liabilities	2,104,729	2,017,757

Stockholders' Equity

Preferred stock, $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding at September 30, 2017 and December 31, 2016	—	—

Common stock par value $0.0001: 450,000,000 shares authorized; 325,570,524 and 325,570,524 issued and 325,382,292 and 325,570,524 outstanding as of September 30, 2017 and December 31, 2016, respectively	32,557	32,557
Additional paid in capital	4,097,711	4,097,711
Treasury stock; 188,232 and 0 shares as of September 30, 2017 and December 31, 2017, respectively.	(64,000)	—
Accumulated deficit	(2,986,904)	(2,674,795)
Shareholders' Equity	$1,079,364	1,455,473

Total Liabilities and Stockholders' Equity	$3,184,093	$3,473,230

The accompanying notes are an integral part of these unaudited consolidated financial statements

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016 (As Restated)	September 30, 2017	September 30, 2016 (As Restated)

License revenue	$39,947	$51,429	$141,489	$144,328
Image revenue	434,474	261,382	790,976	485,048
Total revenue	474,421	312,811	932,465	629,376

Cost of revenue	290,058	262,692	562,873	548,344

Gross margin	184,363	50,119	369,592	81,032

Operating expenses
Product development, sales and marketing	57,252	48,509	150,611	174,712
General and administrative	151,075	129,902	451,628	459,016
Depreciation and amortization	18,900	16,832	56,196	53,461

Total operating expenses	227,227	195,243	658,435	687,189

Loss from operations	(42,864)	(145,124)	(288,843)	(606,157)

Other income (expenses)
Interest expense	(23,324)	(35,155)	(87,347)	(85,569)
Change in fair value of derivative liabilities	3,418	(17,000)	14,081	(44,000)
Gain on sale of property and equipment	50,000	—	50,000	—
Other income (expenses)	30,094	(52,155)	(23,266)	(129,569)

Net loss	$(12,770)	$(197,279)	$(312,109)	$(735,726)

Per-share data
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	325,382,292	325,341,224	325,382,292	325,341,224

The accompanying notes are an integral part of these unaudited consolidated financial statements

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Quarters ended
	September 30, 2017	September 30, 2016 (As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(312,109)	$(735,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	340,098	320,854
Amortization of debt discount	30,123	16,435
Change in fair value of embedded derivative	(14,081)	44,000
Gain on sale of property and equipment	(50,000)	—
Changes in operating assets and liabilities:
Accounts receivable	81,988	106,318
Prepaid expenses	(38,339)	9,602
Inventory	(2,500)	(44,024)
Security deposit	—	7,225
Accounts payable and accrued liabilities	(165,898)	(67,869)
Net Cash Used In Operating Activities	(130,718)	(343,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	50,000	—
Purchase of archival images, property and equipment	(124,407)	(125,653)
Net Cash Used In Investing Activities	(74,407)	(125,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	200,000	313,687
Repayment of loans payable	(11,863)	—
Proceeds from related party advances	164,725	—
Repayment of related party advances	(44,725)	(18,000)
Proceeds from notes payable	25,000	115,000
Repayment of note payable	(85,000)	—
Proceeds from note payable - related party	—	212,500
Repayment of note payable - related party	(11,309)	(12,466)
Repayment of payable to Globe Photo, Inc.	—	(90,000)
Purchase of treasury stock	(64,000)	—
Net Cash Provided By Financing Activities	172,828	520,721

Net Change in Cash	(32,297)	51,883

Cash - Beginning of Period	54,034	32,570

Cash - End of Period	$21,737	$84,453

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$16,882	$6,905

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The accompanying notes are an integral part of these unaudited consolidated financial statements

Capital Art, Inc.

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

(unaudited)

1.	ORGANIZATION AND BUSINESS OPERATIONS

Capital Art, Inc. (formerly Movie Star News, LLC) ((“we”, “our”, the “Company”) sells and manages classic and contemporary, limited edition photographic images and reproductions, with a focus on iconic celebrity images. The Company also makes available its images for publications and merchandizing. The Company aims to become a leading global photography marketing and distribution company by acquiring rights and ownership to collections of rare iconic negatives and photographs, and to establish worldwide wholesale and retail sales channels.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2017, the Company had $21,737 cash on hand. At September 30, 2017 the Company has an accumulated deficit of $2,986,904 . For the nine months ended September 30, 2017 the Company had a net loss of $312,109  and a working capital deficit of $1,924,638 . These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the nine months ended September 30, 2017 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2016 as filed with the SEC pursuant to Rule 12(b) under the Securities Act of 1934.

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

The accompanying unaudited consolidated financial statements represent the results of operations, financial position and cash flows of Capital Art, Inc., and its 100% owned subsidiary Capital Art, LLC and Globe Photos, LLC for the three and nine months ended September 30, 2017 and 2016. All inter-company balances and transactions have been eliminated.

Capital Art, Inc.

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

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

Basic and Diluted Income (Loss) per Share

The Company computes income (loss) per share in accordance with ASC 260 - Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Nine Months Ended September 30,
	2017	2016
Basic weighted average common shares outstanding	325,382,292	325,341,224

Effect of dilutive securities	—	—

Diluted weighted average common and potential common shares outstanding	325,382,292	325,341,224

Capital Art, Inc.

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

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

September 30, 2017 and 2016

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

September 30, 2017 and 2016

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

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s derivative liability measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at September 30, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Put option derivative liability	$43,841	$—	$—	$43,841

	Fair Value Measurements at December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Put option derivative liability	$57,922	$—	$—	$57,922

Capital Art, Inc.

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

(unaudited)

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Embedded Derivative Liability
	September 30,	December 31,
	2017	2016
Balance beginning of period	$57,922	$55,000
Change in fair market value of derivative liability	(14,081)	2,922
Balance end of period	$43,841	$57,922

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2017 and December 31, 2016 comprise of the following:

	September 30,	December 31,	Estimated Useful
	2017	2016	Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	1,006,368	889,331	10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	72,686	65,316	3 – 5 years
Furniture and fixtures	83,666	83,666	7 years
	3,945,166	3,820,759
Less accumulated deprecation	(1,284,645)	(977,172)
Total archival images, property and equipment, net	$2,660,521	$2,843,587

Depreciation expense was $307,473, and $288,229 for the nine months ended September 30, 2017 and 2016, respectively, of which $283,902 and $267,393 are reported in cost of revenue, respectively.

On August 7, 2017, the Company sold for $50,000  all rights to certain images held in the Company's archives. The Company determined that the cost associated with the archived images sold were immaterial and as such recorded a $50,000 gain on the sale during the nine months ended September 30, 2017.

5.	INTANGIBLE ASSETS – NET

Identifiable intangible assets comprise of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net book value	Gross Carrying Amount	Accumulated Amortization	Net book value
Intangible assets with determinable lives:

Content provider and photographic agreements	$400,000	$90,000	$310,000	$400,000	$60,000	$340,000
Copyrights	35,000	7,875	27,125	35,000	5,250	29,750
Total	$435,000	$97,875	$337,125	$435,000	$65,250	$369,750

Amortization expense in connection with the photographic agreements and copyrights for each of the nine months ended September 30, 2017 and 2016 was $32,625. Amortization expenses is included in depreciation and amortization. Estimated amortization expense over the next five years is $43,500 per year.

Capital Art, Inc.

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

(unaudited)

6.	NOTES PAYABLE

On September 28, 2015, the Company entered into a promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. The note matured on September 28, 2016. Effective September 28, 2016, the note was extended to September 30, 2017 and is secured by approximately 240,000 vintage photographs. Interest accrues at the rate of 10% per annum and is payable monthly beginning October 28, 2015. Interest expense was $3,750 and $11,250 for the three and nine months ended September 30, 2017 and 2016, respectively. Effective July 31, 2017 the note was extended to December 31, 2017 and is currently past due.

In December 2015, the Company entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. The note matured on December 31, 2017 and is currently past due, bears interest at the rate of 10% per annum, and is payable on the 1st day of each month commencing in February 2016. On February 15, 2016, the Company entered into an additional promissory note agreement with the unrelated party for additional proceeds of $62,500 under the same terms as the first note. The notes are secured by certain inventory and archival images of the Company in the amount of up to $200,000. Interest expense was $4,563 and $4,575 and $12,188 and $12,921for the three and nine months ended September 30, 2017 and 2016, respectively. As of the date of this filing this note is still outstanding and currently in default.

In April 2016, the Company entered into two promissory note agreements with unrelated parties for working capital purposes for total proceeds of $75,000. The promissory notes matured in December 2017 is currently past due, and bear interest at the rate of 6% per annum. Interest expense was $1,125 and $1,134 and $3,375 and $2,223 for the three and nine months ended September 30, 2017 and 2016, respectively.

On April 7, 2016, an unrelated party advanced the Company $75,000 plus an original issue discount of $25,000 for the purchase of a Marilyn Monroe archive. The advance is secured by the archive for which it was used and is to be repaid on or before April 7, 2017. As of May 3, 2017, the note was extended to December 31, 2017 and is currently past due.  The Company has agreed to pay 50% of the proceeds derived from the Marilyn Monroe archives up to a guaranteed total of $100,000. Once the $100,000 is paid, the Company has no further obligations. As of September 30, 2017, $10,000 of the balance was repaid and $90,000 of the balance remains outstanding. During the nine months ended September 30, 2017 and, $25,000 and $11,835 of the discount has been amortized to interest expense. The note is shown net of the unamortized portion of the discount of $0 and $13,165 as of September 30, 2017 and 2016, respectively.

On February 24, 2017, the Company entered into a short-term unsecured note with an unrelated party for working capital purposes for total proceeds of $25,000. During the three months ended March 31, 2017, the Company repaid $27,000, including $2,000 in interest expense. As of September 30, 2017, the note has been paid in full.

Capital Art, Inc.

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

(unaudited)

7.	RELATED PARTY TRANSACTIONS

Notes payable to related parties

Effective July 21, 2015, the Company entered into a promissory note agreement with a related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds were used for working capital purposes. The note matures on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the three and nine months ended September 30, 2017 and 2016 is $4,800 and $14,400, respectively . Per the terms of the agreement the Company incurred loan fees totaling $8,000 to be amortized over the term of the loan. For the nine months ended September 30, 2017, amortization expense in connection with the loan fees totaled $0 and $2,001, respectively. Effective July 20, 2016 the note was extended to December 31, 2017  and is currently past due. We considered ASC Topic 470-50, Debt Modifications and Extinguishments, and determined that the modification is not considered substantially different under the guidance and as such extinguishment accounting was not applied. The note is being shown net of unamortized loan fees of $0 as of September 30, 2017.

On August 1, 2013 the Company entered into an unsecured promissory note agreement with a related party Dino Satallante for $100,000. The loan bears interest at the rate of 5% per annum. During nine months ended September 30, 2017, $11,309  of note principal was repaid As of September 30, 2017, and December 31, 2016, $64,874 and $76,183 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the three and nine  months ended September 30, 2017 was $811 and $1,561 and $2,433 and $2,950 respectively. The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective July 31, 2016, the note agreement was extended to December 31, 2017  and is currently past due. We considered ASC Topic 470-50, Debt Modifications and Extinguishments, and determined that the modification is not considered substantially different under the guidance and as such extinguishment accounting was not applied.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar an entity owned and controlled by Sam Battistone, a Company officer and director and a principal shareholder, and Dino Satallante, a beneficial interest shareholders of the Company, for working capital purposes. The loans bear interest at the rate of 6% per annum. The loans matured on September 10, 2015, and were extended to December 31, 2016. In December 2016, both loans were extended to December 31, 2017  and are currently past due. We considered ASC Topic 470-50, Debt Modifications and Extinguishments, and determined that the modification is not considered substantially different under the guidance and as such extinguishment accounting was not applied. At September 30, 2017 and December 31, 2016, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively. Interest expense in connection with the two unsecured promissory note agreements for the three and nine months  ended September 30, 2017 and 2016 was $579 and $1,737, respectively.

On April 4, 2016 the Company entered into a secured promissory note agreement with Premier Collectibles, a beneficial interest shareholder for total proceeds of $65,000 to be used for acquisition of archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection which the proceeds were used and matured on or before April 1, 2017. The note was extended to July 31, 2017  and is currently past due. We considered ASC Topic 470-50, Debt Modifications and Extinguishments, and determined that the modification is not considered substantially different under the guidance and as such extinguishment accounting was not applied. Interest expense on the note was $1,300 and $1,300 and $3,900 and $2,539 for the three and nine months  ended September 30, 2017 and 2016, respectively.

On April 15, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matured on December 15, 2017 and is currently past due. Interest expense on the note was $750 and $750 and $2,250 and $1,389 for the three and nine months  ended September 30, 2017 and 2016, respectively.

On October 3, 2016, the Company entered into an unsecured a promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2017 and is currently past due. Interest expense on the note was $750 and $0 and $2,250 and $0 for the three and nine months  ended September 30, 2017 and 2016, respectively.

On December 2, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $31,500. The promissory note bears interest at the rate of 6% per annum and matures on December 31, 2017 and is currently past due.. Interest expense on the note was $473 and $0 and $1,418 and $0 for the three and nine months  ended September 30, 2017 and 2016, respectively.

Capital Art, Inc.

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

(unaudited)

Due From/To Related Parties

The following table summarizes amounts due to the Company from related parties related to contractual agreements and amounts due to related parties for expenses paid for on the behalf of the Company as of September 30, 2017 and December 31, 2016. During the none months ended September 30, 2017 and 2016, the Company was advanced $164,725 and $0 and repaid $44,725 and $18,000, respectively. The amounts due are non-interest bearing and due upon demand. These amounts have been included in the consolidated balance sheets as current assets due from related parties and current liabilities due to related parties, respectively.

	September 30,	December 31,
	2017	2016
Due from related parties:
Klaus Moeller, related party of pre-merger CAPA and beneficial interest shareholder	$78,920	$78,920
Total due from related parties	$78,920	$78,920

Due to related parties:
ICONZ Art, LLC, beneficial interest shareholder	124,213	4,213
MSN Holding Co., beneficial interest shareholder	12,947	12,947
Premier Collectibles, beneficial interest shareholder	15,085	15,085
Total due to related parties	$152,245	$32,245

Credit Card Payable

As of September 30, 2017 and December 31, 2016, $15,920 and $30,653, respectively, was outstanding on a personal credit card in the name of a beneficial interest shareholder of the Company – Premier Collectibles. The liability is included in accounts payable and accrued liabilities in the consolidated balance sheets.

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

During 2016, the Company received gross proceeds of $396,000, less 12.5% auction broker fee, from five separate auctions of these rights. The Company retains all exclusive licensing authority over the images and may exercise a buyback option to buy back the 50% ownership of the rights for two times the original auction over a period ranging from 1 to 2 years.

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

Accordingly, the Company has estimated the cash flows associated with the images and determined a discount of $151,316 which is being accounted as interest expense over a 10 year estimated life of the asset based on expected future revenue streams. For the nine months ended September 30, 2017, interest expense related to this loan amounted to $16,958 which has been included in interest expense in the consolidated statements of operations. During the nine months ended September 30, 2017, the Company made payments of $9,489 to the loan holders. As of September 30, 2017, loans payable net of unamortized debt discount amounted $357,287

Asset purchase agreement

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

The Company accounted for the above transaction as debt and recognized the amount received as a loan payable. During the three months ended September 30, 2017, the Company made a payment to the buyer in the amount of $2,374. As of September 30, 2017, the outstanding balance of the loan amounted to $197,626.

Capital Art, Inc.

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

(unaudited)

License Agreements

Effective June 1, 2016 the Company entered into three separate non-exclusive license agreements use of licensed images and trademarks through December 31, 2019. Under the terms of the agreements, the Company is required to pay royalties of 10% on net sales. The agreements call for combined annual guaranteed minimum royalties per year of $150,000 based on combined minimum sales of $1,500,000 per year. The Company was required to pay advances related to 50% of the first year’s royalties totaling $75,000 upon execution of the agreements. The remainder of the first year’s combined minimum royalties of $75,000 was paid during the nine months ended September 30, 2017.

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

Total rent expense for nine months ended September 30, 2017 and 2016  was $40,406 and 40,135, respectively in connection with the operating lease agreements.

Future minimum lease payments related to the Company’s office leases as of September 30, 2017 are as follows:

2017	$10,721
2018	44,168
Total	$54,889

9.	SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 450,000,000 shares of common stock with a par value of $0.0001. As of September 30, 2017, and December 31, 2016, there were 325,570,524 and 325,570,524 shares of common stock issued and 325,382,292 and 325,570,524 outstanding, respectively.

As of September 30, 2017, the Company repurchased 188,232 shares of common stock for $64,000 related to the Globe Photo Asset Purchase Agreement entered into on July 22, 2015.

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of September 30, 2017, there were no shares of Preferred Stock issued and outstanding.

10.	RESTATEMENT

The Company has restated the financial statements for the three and nine months ended September 30, 2016 to correct the accounting of the sale of certain royalty rights.

As disclosed in Note 8, the Company sold a 50% ownership of its photographic copyrights of certain celebrity archival images and the right to receive 50% of the future share of income derived from the assigned images to third parties in exchange for a lump sum payment net of broker fees. The gross proceeds from the sale for the nine months ended September 30, 2016 were erroneously recorded as revenue while cost of sales were overstated for broker fees paid. The Company determined that these amounts should be recorded as debt in accordance with ASC 470-10-25 and 470-10-35. The effect of the correction is to increase liabilities by $313,687 and increase net loss by the same amount.

The following tables summarize the corrections on each of the affected financial statement line items for each period presented.

	As Previously Reported	Restatement Adjustment	As Restated
For the three months ended September 30, 2016
Consolidated Statement of Operations:

Revenue	$595,311	$(282,500)	$312,811
Cost of revenue	$298,005	$(35,313)	$262,692
Loss from operations	$102,063	$(247,187)	$(145,124)
Net income (loss)	$49,908	$(247,187)	$(197,279)

For the nine months ended September 30, 2016
Consolidated Statement of Operations:

Revenue	$987,876	$(358,500)	$629,376
Cost of revenue	$593,157	$(44,813)	$548,344
Loss from operations	$(292,470)	$(313,687)	$(606,157)
Net loss	$(422,039)	$(313,687)	$(735,726)

Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$(29,498)	$(313,687)	$(343,185)
Net cash provided by financing activities	$207,034	$313,687	$520,721

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

Results of Operations

Revenues

Our total revenue reported for the three months ended September 30, 2017 was $474,421 , compared with $312,811 for the three months ended September 30, 2016. Our total revenue reported for the nine months ended September 30, 2017 was $932,465  compared with $629,376 for the nine months ended September 30, 2016.

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

Cost of Revenues

Our total cost of revenues for the three months ended September 30, 2017 was $290,058 , compared with $262,692 for the three months ended September 30, 2016. Our total cost of revenues for the nine months ended September 30, 2017 was $562,873 , compared with $548,344 for the nine months ended September 30, 2016.

We had gross profit of $184,363  and a gross profit margin of approximately 39% for the three months ended September 30, 2017, compared with a gross profit of $50,119 and a gross profit margin of approximately 16% for the same period ended 2016. We had gross profit of $369,592  and a gross profit margin of approximately 40%  for the nine months ended September 30, 2017, compared with a gross profit of $81,032 and a gross profit margin of approximately 13% for the same period ended 2016.

Operating Expenses

Operating expenses increased to $227,227 for the three months ended September 30, 2017 from $195,243 for the three months ended September 30, 2016. Operating expenses decreased to $658,435 for the nine months ended September 30, 2017 from $687,189 for the nine months ended September 30, 2016. The detail by major category is reflected in the table below.

	Three Months Ended September 30,
	2017	2016	Change	% Change
Product development, sales and marketing	$57,252	$48,509	$8,743	18%
General and administrative	151,075	129,902	21,173	16%
Depreciation expense	18,900	16,832	2,068	12%
Total costs and operating expenses	$227,227	$195,243	$31,984	16%

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Product development, sales and marketing	$150,611	$174,712	$(24,101)	(14%)
General and administrative	451,628	459,016	(7,388)	(2%)
Depreciation expense	56,196	53,461	2,735	5%
Total costs and operating expenses	$658,435	$687,189	$(28,754)	(4%)

The main reason for the overall decrease in operating expenses in 2017 was a decrease in the general and administrative expense and product development, sales and marketing categories.

Product development, sales and marketing expenses increased by $8,743 for the three months ended September 20, 2017, but decreased by $24,101 for the nine months ended September 30, 2017. Product development, sales and marketing expenses primarily consists of website development costs, sales and marketing salaries, as well as other expenses associated with marketing. We continue to utilize our working capital resources in sales and marketing in order to increase the distribution and demand for its products and to add content to its product lines along with adding additional channels of distribution.

General and administrative costs increased by $21,173 for the three months ended September 30, 2017, but decreased by $7,388 for the nine months ended September 30, 2017 primarily due to a decrease in computer and IT expenses, outside services, payroll tax expense, professional expenses and salaries.

Total depreciation increased by $2,068 and $2,735 for the three and nine months ended September 30, 2017. We record archival images, and property and equipment at cost for purchases over $500. Archival images, property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from three to ten years. We capitalize direct costs associated with improvements to archival images, and property and equipment in accordance with ASC 360 – Property, Plant, and Equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease.

Interest Expenses

We had interest expenses of $23,324 for the three months ended September 30, 2017, as compared with interest expenses of $35,155 for the same period ended 2016. We had interest expenses of $87,347 for the nine months ended September 30, 2017, as compared with interest expenses of $85,569 for the same period ended 2016. The decrease in interest expenses is a result of decreased debt obligations in 2017.

We expect to continue to experience interest payments in the future as a result of our outstanding liabilities. Moreover, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $597,500  that have matured. In addition, we also have a number of unsecured promissory notes with an aggregate principal amount of $309,975  that have matured. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Net Loss

We finished the three months ended September 30, 2017 with a loss of $12,770 , as compared to a loss of $197,279 during the three months ended September 30, 2016. We finished the nine months ended September 30, 2017 with a loss of $312,109 , as compared to a loss of $735,726 during the nine months ended September 30, 2016. The reasons for specific components are discussed above. Overall, we had an increase in revenue and resulting gross margin along with decreased operating expenses to support future growth.

Liquidity and Capital Resources

As of September 30, 2017, we had total current assets of $180,091 and current liabilities of $2,104,729 , resulting in a working capital deficit of $1,924,638 . This compares with the working capital deficit of $1,764,220  at December 31, 2016. This decrease in working capital deficit, as discussed in more detail below, is primarily the result of a decrease in accounts payable and accrued liabilities and a decrease in accounts receivable.

Our operating activities used $130,718  in the nine months ended September 30, 2017 as compared with $343,185 used by operating activities in the nine months ended September 30, 2016. Our negative operating cash flow in 2017 and 2016 was largely the result of our net loss during the period. We anticipate that revenue in current operations will increase in the future as our business continues to expand.

Investing activities used $74,407 in the nine months ended September 30, 2017 compared with $125,653 in the nine months ended September 30, 2016. Our negative investing cash flow is largely the result of purchasing images, property and equipment. We anticipate that our investing expenditures will increase as we expand our collection.

Financing activities provided $172,828  in the nine months ended September 30, 2017 compared with $520,721 provided in the nine months ended September 30, 2016. Our positive financing cash flow was the result of proceeds received from loans payable.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2017.

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

Off Balance Sheet Arrangements

As of September 30, 2017, there were no off balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2017, at reasonable assurance level, due to the following material weaknesses:

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended September 30, 2017, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 2, 2018 on its behalf by the undersigned thereunto duly authorized.

CAPITAL ART, INC.

/s/Stuart Scheinman
Stuart Scheinman Principal Executive Officer

/s/Scott C. Black
Scott C. Black Principal Financial and Accounting Officer

