Form 10-K
period 2017-12-31
Capital Art, Inc.
filed 2018-05-02
CIK 1527844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $11,174,880

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 325,218,584 common shares as of April 30, 2018

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

We currently are engaged in the business of selling and managing classic and contemporary, limited edition photographic images and reproductions, with a focus on iconic celebrity images, by acquiring ownership or rights to collections of rare iconic negatives and photographs. We also make available images for publications and merchandising by third parties. Our business is in its early stages and consequently our financial results are difficult to compare from one period to the next. We expect such period-to-period differences to continue to be significant over the next several quarters, until we have a number of full years of operations.

Our objective is to become the largest repository of archival pop culture photography in the online world. To this end, we have been and continue to search for photographic archives. We have amassed our current inventory and rights to photographic images and reproductions from a series of acquisitions that started in 2011. These past few years of acquisitions have resulted in an impressive collection for our company, including the rights to the Frank Worth collection, Globe Photos and the rights or ownership to millions of photos and negatives. Archived and stored in our warehouse are boxes of never seen before negatives, one-of-a kind prints and other memorabilia. We have rare images of celebrity icons, such as Elvis Presley, James Dean, Marilyn Monroe, and many others, which have never been seen by the public.

As part of increasing our product offerings, we plan to continue our search for photographic archives that are undervalued by the market. These archives may be acquired outright, or we may enter into representation or consignment agreements with the owners of the archives. These opportunities are typically (1) aging photographers who are looking to monetize their archive while still alive via a single large transaction, or (2) media companies that have aggregated assets (or rights to assets) and are seeking to dispose of the archive or a partner who can help them grow cash flows related to the archive. These opportunities exist both in the United States and abroad and we continue to search for value wherever it may be geographically located.

Our business is to monetize the value of our collection. We sell our photographic images and reproductions through auctions, third-party galleries, art consultants, interior decorators, bricks and mortar locations, specialty and big box retailers and directly toend consumers. We reach our customers through diverse marketing channels, including our websites, events and interactive campaigns. We also reproduce mass quantities of different photographs from our collection, which are sold through third party on-line retailers. We are continually exploring these and other marketing possibilities and we expect to continue our efforts to pursue contracts and to diversify our revenues.

Our principal place of business is located at 6445 South Tenaya Way, Suite B-130, Las Vegas, NV 89113. General information about us can be found at www.capitalart.com. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC.

Business Strategy

Our business is generated through operations of our three divisions, including:

▪	Sale of original vintage prints. On May 11, 2015 we entered into an exclusive marketing agreement with a distributor to distribute our vintage original fine art prints to fine art dealers and collector auction houses, as well as private third-party collectors. Under the terms of the agreement the distributor receives 50% of the gross receipts from sales generated by it.

▪	Sale of fine art prints, including limited editions; and

▪	Sale of open addition prints and other digital images. Currently, we offer these on 10 different independent websites.

▪	Licensing of images.

Sales, Marketing and Distribution

We do not have an in-house sales staff. We reach our customers through diverse marketing channels, including our website, events and interactive campaigns. Marketing activities aim to build awareness for our brands and drive revenue by promoting newly acquired images as well as images existing in our collection.

As of the date of this Report we are in the process of setting up individual divisions to target the Interior Design industry, the Fund-Raising and Hospitality industries. The Company is in discussions with several independent sales representatives to market the Company’s products to these specific industries on a commission basis. We have exhibited at the World Market Place tradeshow twice in the past five years. Currently only a small percentage of our revenues is associated with these divisions. However, while no assurances can be provided, we expect significant growth over the next 3-5 years through interactive campaigns conducted with up to 50 unaffiliated online retainers, including 1stdibs and other targeted niche websites such as Fanatics, Icanvas, art.com, paddle8.com, artnet.com and to name a few.

We sell our photographic images and reproductions through auctions, third-party galleries, art consultants, interior decorators and directly to consumers. We also reproduce mass quantities of different photographs from our collection, which are sold through third party on-line retailers.

We have several websites, each targeted to specific consumers including high-end fine art, and lower end open edition prints. We have identified over 50 third-party online retailers that we can sell through and give a percentage of sales to each of the online retailers. These percentages usually average around 20%. We have several programs currently in place with websites including 1st dibs, Fanatics, Icanvas, art.com, art net, artspace, Lumas and others and expect to expand these sales in 2018.

We expect to continue to pursue contracts to diversify revenues, and to develop additional websites for retail clients to purchase our prints, but also as a portal for our interior decorators, a new gallery concept in Santa Monica, California, is expected to launch by June 2018, third-party gallery and charity partners. The downside is that there are a limited number of interior decorators, and charity partners which produce higher revenues than on-line sales, and while we actively pursue such contracts, our success will depend upon our ability to obtain such contracts for sales and also upon our ability to acquire a larger depository.

In November 2014 we entered into an agreement with Fiero LLC (“Fiero”) to have Fiero build a website that will act not only as a site for retail clients to purchase our prints, but also as a portal for our interior decorator, third party gallery and charity partners. The agreement provided for Fiero to provide website design, development, content management systems, ecommerce and auction integration and administration that includes behavioral design infrastructure and data integration with our internal systems. The agreement also provided for post-production support, hosting service, site monitoring and reporting functions. The total cost was $193,000, including a cash payment of $40,000 and the issuance of 510,000 shares of our Common Stock. Fiero ceased operations in December 2016, prior to fulfilling their obligations under the agreement. As of December 31, 2015, 170,000 shares of these common shares had been issued. Subsequently, we issued an additional 229,300 shares, leaving 110,700 shares unissued. We subsequently retained High Touch Solutions to handle our website design work. High Touch Solutions has assisted the company in a re-launch of our licensing site, www.globepbotos.com in 2017 and the retail version of globe photos website is scheduled to launch mid-2018, High Touch solutions has also been instrumental in establishing our online social media campaigns on Facebook, Twitter, Instagram and other sites. We will focus on growth in this area in 2018.

On January 1, 2015, we entered in a 12-month agreement for non-exclusive investment banking advisory services with Vista Partners for total consideration of 2,000,000 shares of our Common Stock. The agreement was subsequently extended an additional 6-months with no other changes or consideration to the terms of the original agreement. The shares were payable within 14 days of the effective date of the agreement and deemed earned in full upon execution of the agreement. The shares were issued in May 2015. The agreement may be renewed for an additional 12-month term whereby we, in our sole discretion, may elect to pay the investment banking advisor $400,000 cash or an equivalent amount in shares of our common stock based upon the thirty-day volume weighted average price for thirty trading days prior to renewal. This agreement was not extended.

We are exploring the possibility of opening company-owned galleries in Las Vegas and other major cities like Los Angeles. However, as of the date of this report we have no definitive plans or arrangements with respect to operating galleries. We will be licensing our name and participating in a new business concept with a test gallery scheduled to launch in June 2018 in Santa Monica under the Celebrity Vault brand. The goal is to license similar galleries to independent operators across the globe. We are adding relationships with third party galleries, websites and interior decorators that can sell our images to their clients. We are also creating a charity sales plan whereby charities can use our photos for fund raising activities. We have made over 3 million images available for publication on a world-wide basis for print and digital licensing where we would be paid royalties when our photographs are used. We continue to expand partnerships with major companies who can sell our prints to their client base on a revenue-split basis. These companies include Art.com, Fanatics and other online and bricks and mortar companies. There are no assurances these efforts will be successful.

Licensing

In 2017 the Company entered into a licensing arrangement with Authentic Brands Group, ABG, to license our images of Muhammad Ali, Marilyn Monroe, and Elvis Presley as “Officially Licensed Products” and incorporating their signatures and iconic sayings onto the images. We plan to test these products into retail in 2018 across a broad retail platform both online and in big box and specialty retailers.

Competition

Most of our competitors have substantially greater financial, technical and human resources than we have. The market for iconic photographic images and related services is highly competitive. We believe that the principal competitive factors include name recognition, company reputation, the quality, relevance and breadth of the content in a company’s collections, Licenses and the quality of contributing photographers and other partners under contract with a company. Additionally, we also face competition in connection with factors relating to the business and our infrastructure such as effective use of current and emerging technology, customer service and customer relationships, pricing and licensing models, policies and practices and accessibility of content and speed and ease of search and fulfillment.

Some of our current and potential significant competitors include other general visual content providers such as Corbis and Shutterstock. We also face significant competition from specialized visual content companies that are well established in their local, content or product-specific market segments such as Reuters Group, the Associated Press, and ZUMA Press, Inc. Globe Photos our licensing division is small in relation to these larger firms, but is celebrating its 80th anniversary in 2018 and has significant historical value as the nation’s oldest pop culture-licensing agency. Globe Photos currently services over 2500 global clients including every major news organization in the world, production companies, publishing houses and more.

There are also hundreds, if not thousands, of small photography agencies, image content aggregators and individual photographers throughout the world with whom we compete.

Our competition includes retail photography galleries and websites selling photography such as art.com, artspace.com and rockpaperphoto.com. We believe that we are highly competitive because we own many of our photographic negatives and do not have to split sales proceeds with photographers who own their intellectual property rights, which is the industry standard.

Intellectual Property

Much of our collection of iconic photographic images were acquired and are owned by us. A small percentage of the images in our collection are obtained through reproduction or licensing agreements, wherein we pay a royalty based on the percentage of revenues we receive from the use of the licensed images. As such, currently such agreements are limited and not material.

To this end, we have been and continue to search for photographic archives. Based upon our successes over the past 36 months, we believe that these archives can be monetized multiple ways, through our collectibles, licensing and retail divisions, depending upon the structure and content of each archive. These archives may be purchased outright, or we may enter into reproduction or licensing agreements with the owners of the archives. These opportunities are typically (1) photographers who are looking to monetize their archives, or (2) media companies that are either seeking to dispose of the archive or seeking a method to derive revenues from the archive. These opportunities exist both in the United States and abroad and we continue to search for value wherever it may be geographically located.

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

Employees

As of December 31, 2017, we had 3 employees, all of which were full-time, including one CEO, one marketing, and a business development person. We also utilize consultants on an as needed basis. None of our employees are members of any union. We believe our relationship with our employees is excellent.

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

Although we have a large customer base, currently the company is dependent on one of its Divisions for a significant amount of its revenues.

For the twelve months ended December 31, 2017, the Collectibles Division accounted for over 72% of total revenues.  Management has instituted aggressive direct-to-consumer marketing, implemented programs with third-party re-sellers as well as bricks and mortar, and online retailers.  We have also begun to enhance and market our licensing division, Globe Photos, LLC. Additionally, we have invested considerable time and monies in the development of software to more efficiently ingest images and push them through to our retail and licensing channels that is expected to help scale each division considerably. Despite these efforts, there is no certainty regarding how or if the market for our products will continue to develop, or whether such market will decline. Our ability to attract and retain customers will depend in part on our ability to sign up a significant number of galleries, third party websites, interior decorators and charities that will market to their clients, and our ability to drive business to our website. Moreover, the market for our products is comprised primarily of collectors, which market is limited and subject to changes in popular trends, demographics, disposable income, and overall interest in such products. There can be no guarantee that the market for our products will grow or that demand for our products will continue. If it does not, we could go out of business.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We have documented material weaknesses in our controls. Because of these material weaknesses, our management believes that as of December 31, 2017, our internal controls over financial reporting were not effective and investors could lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Insiders will continue to have substantial control over us and our policies after this offering and will be able to influence corporate matters.

Our directors and officers, whose interests may differ from other stockholders, have the ability to exercise significant control over us. Presently, Stuart Scheinman beneficially owns a majority of our common stock.  He is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company.  He could prevent transactions, which would be in the best interests of the other shareholders. The interests of our officers and directors may not necessarily be in the best interests of the shareholders in general.

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

Item 2. Properties

Our principal executive office and headquarters is located at 6445 South Tenaya Way, B-130, Las Vegas, Nevada 89113 where we lease 4,606 square feet of commercial space for a monthly rental payment of $3,270 per month effective October 10, 2014. The lease expires in 60 months from October 10, 2014. We also lease storage space locally to house art and photography stock. Our printing, framing, packing and shipping facilities are provided by third-parties. We also rent storage space on a month-to month basis in Brooklyn, NY, at a cost of $325 per month.

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

Fiscal Year Ending December 31, 2017
Quarter Ended	High $	Low $
December 31, 2017	0.35	0.15
September 30, 2017	0.50	0.15
June 30, 2017	0.50	0.25
March 31, 2017	0.78	0.25
Fiscal Year Ending December 31, 2016
Quarter Ended	High $	Low $
December 31, 2016	0.29	0.12
September 30, 2016	0.20	0.16
June 30, 2016	0.40	0.13
March 31, 2016	0.51	0.40

On April 30, 2018, the last sales price per share of our common stock was $0.10.

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

Holders of Our Common Stock

As of April 30, 2018, we had 325,218,584 shares of our common stock issued and outstanding, held by approximately 217 shareholders of record at our transfer agent, with additional shareholders holding our shares in street name.

Dividends

We currently intend to retain future earnings for the operation of our business. We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans as of December 31, 2017.

Recent Sales of Unregistered Securities

In April 2017, the board has approved the issuance, but has not yet issued, 2,083,333 shares of common stock at fair value of $0.05 per share for 2015 services rendered by a consultant.

Subsequent to year end, we granted 10 year options to purchase 15,283,433 shares of common stock with exercise prices ranging from $0.01 to $0.05 to various consultants for services.

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

Results of Operations for the Years Ended December 31, 2017 and 2016

Revenues

Our total revenue reported for the year ended December 31, 2017 was $939,252, compared with $864,426 for the year ended December 31, 2016. The change is primarily a result of increased sales from the Company’s collectables division and licensing sales. We expect revenue growth to accelerate in 2018 as a result of the foundations laid in 2016 and 2017.

For the twelve months ended December 31, 2017, the Collectibles Division accounted for over 72% of total revenues. Management has instituted aggressive direct-to-consumer marketing, implemented programs with third-party re-sellers as well as bricks and mortar, and online retailers. We have also continued to enhance and market our licensing division, Globe Photos, LLC. Additionally, we have invested considerable time and monies in the development of software to more efficiently ingest images and push them through to our retail and licensing channels that is expected to help scale each division considerably.

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

Cost of Revenues

Our total cost of revenues for the year ended December 31, 2017 was $780,409, compared with $820,393 for the year ended December 31, 2016. The decrease in cost of revenue for 2017 is due to higher merchandise costs incurred in 2016.

Operating Expenses

Operating expenses increased to $940,514 for the year ended December 31, 2017 from $912,660 for the year ended December 31, 2016. The detail by major category is reflected in the table below.

	Year Ended December 31
	2016	2017

Product development, sales and marketing	$182,725	$317,568
General and administrative	662,331	611,403
Depreciation and amortization expense	67,604	61,543
Gain on sale of property and equipment	—	(50,000)

Total Operating Expenses	$912,660	$940,514

The main reason for the overall increase in operating expenses in 2017 was an increase in the product development, sales and marketing category.

Product development, sales and marketing expenses increased by $134,843. Product development, sales and marketing expenses primarily consists of website development costs, sales and marketing salaries, as well as other expenses associated with marketing. We continue to utilize our working capital resources in sales and marketing in order to increase the distribution and demand for our products and to add content to our product lines along with adding additional channels of distribution.

General and administrative costs decreased by $50,928 primarily due to a decrease in investor relation expenses. This decrease was offset by increased costs associated with professional fees in 2017.

Total depreciation expense decreased by $6,061. We record archival images, and property and equipment at cost for purchases over $500. Archival images, property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from three to ten years. We capitalize direct costs associated with improvements to archival images, and property and equipment in accordance with ASC 360 – Property, Plant, and Equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease.

Gain on sale of property and equipment increased by $50,000 primarily due to the sales of archival assets during 2017.

Net Loss

We finished the year ended December 31, 2017 with a loss of $847,860, as compared to a loss of $941,330 during the year ended December 31, 2016. The reasons for specific components are discussed above. Overall, we had an increase in revenue and resulting gross margin offset by increased operating expenses to support future growth.

Liquidity and Capital Resources

As of December 31, 2017, we had total current assets of $115,110, compared with current liabilities of $2,394,795, resulting in a working capital deficit of $2,279,685. This compares with the working capital deficit of $1,764,220 at December 31, 2016. This increase in working capital, as discussed in more detail below, is primarily the result of a decrease in notes payable and loans payable.

Our operating activities used $374,271 in the year ended December 31, 2017, as compared with $522,708 used by operating activities in the year ended December 31, 2016. Our negative operating cash flow for both years was largely the result of our net losses, offset by depreciation and amortization. We anticipate that overhead costs in current operations will increase in the future as our business continues to expand.

Investing activities provided $19,149 in the year ended December 31, 2017, compared with cash used of $171,240 in the year ended December 31, 2016. Our positive investing cash flow for 2017 was the result of proceeds from the sale of property and equipment. Our negative investing cash flow for 2016 was the result of purchasing images, property and equipment. We anticipate that our investing expenditures will increase as we expand our collection.

Financing activities provided $302,385 in the year ended December 31, 2017 compared with $715,412 in the year ended December 31, 2016. Our positive financing cash flow was the result of notes payable and loans payable, offset by repayments on such.

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

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheets as of December 31, 2017 and 2016;
F-3	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016;
F-4	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and 206;
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016; and
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Capital Art, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capital Art, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2017.

Houston, Texas

May 1, 2018

CAPITAL ART, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets

Current Assets
Cash	$1,297	$54,034
Accounts receivable, net	44,548	91,501
Inventory, net	56,500	10,741
Prepaid expenses	12,765	18,341
Due from related party	—	78,920
Total Current Assets	115,110	253,537

Property and equipment, net	2,493,224	2,843,587
Security deposit	6,356	6,356
Intangible Assets, net	326,250	369,750

Total Assets	$2,940,940	$3,473,230

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$540,947	$602,153
Payable to Globe Photo, Inc.	10,000	10,000
Due to related parties	147,113	32,245
Notes payable - related parties	456,235	471,284
Notes payable, net of debt discount	417,500	494,335
Deferred revenue	75,000	—
Derivative liability	9,195	57,922
Loans payable, net of unamortized discounts	738,805	349,818
Total Current Liabilities	2,394,795	2,017,757

Total Liabilities	2,394,795	2,017,757

Stockholders' Equity

Preferred stock, $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock par value $0.0001: 450,000,000 shares authorized; 325,570,524 and 325,570,524 issued and 325,441,032 and 325,570,524 outstanding as of December 31, 2017 and 2016, respectively	32,557	32,557
Additional paid in capital	4,124,243	4,097,711
Treasury stock; 258,823 and 0 shares as of December 31, 2017 and 2016, respectively.	(88,000)	—
Accumulated deficit	(3,522,655)	(2,674,795)
Stockholders' Equity	$546,145	1,455,473

Total Liabilities and Stockholders' Equity	$2,940,940	$3,473,230

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2017	December 31, 2016

License revenue	$259,212	$191,433
Image revenue	680,040	672,993
Total revenue	939,252	864,426

Cost of revenue	780,409	820,393

Gross margin	158,843	44,033

Operating expenses
Product development, sales and marketing	317,568	182,725
General and administrative	611,403	662,331
Depreciation and amortization	61,543	67,604
Gain on sale of property and equipment	(50,000)	—

Total operating expenses	940,514	912,660

Loss from operations	(781,671)	(868,627)

Other income (expenses)
Interest expense	(114,916)	(124,781)
Change in fair value of derivative liabilities	48,727	(2,922)
Gain on the settlement of debt	—	55,000
Other income (expenses)	(66,189)	(72,703)

Net loss	$(847,860)	$(941,330)

Per-share data
Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	325,441,032	325,398,392

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2015	325,341,224	$32,534	$4,051,874	$—	$(1,733,465)	$2,350,943

Common shares issued for settlement of accrued liabilities	229,300	23	45,837	—	—	45,860
Net loss	—	—	—	—	(941,330)	(941,330)

Balance, December 31, 2016	325,570,524	32,557	4,097,711	—	(2,674,795)	1,455,473

Repurchase of shares	—	—	—	(88,000)	—	(88,000)
Options issued for the purchase of fixed assets	—	—	26,532	—	—	26,532
Net loss	—	—	—	—	(847,860)	(847,860)
Balance, December 31, 2017	325,570,524	$32,557	$4,124,243	$(88,000)	$(3,522,655)	$546,145

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2017	December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(847,860)	$(941,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	451,246	430,135
Amortization of debt discount	34,193	26,281
Gain on settlement of accrued liabilities	—	(55,000)
Change in fair value of embedded derivative	(48,727)	2,922
Allowance for bad debts	—	11,100
Inventory allowance	10,741	117,453
Gain on sale of property and equipment	(50,000)	—
Changes in operating assets and liabilities:
Accounts receivable	46,953	9,859
Prepaid expenses	5,576	22,720
Inventory	(56,500)	(43,644)
Security deposit	—	7,225
Deferred revenue	75,000	—
Due to related parties	(12,607)	161
Accounts payable and accrued liabilities	17,714	(110,590)
Net Cash Used In Operating Activities	(374,271)	(522,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for minority investment in business	—
Purchase of archival images, property and equipment	(30,851)	(171,240)
Proceeds from sale of property and equipment	50,000	—
Net Cash Provided By (Used In) Investing Activities	19,149	(171,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	375,000	346,500
Repayment of loans payable	(7,041)	(11,128)
Proceeds from notes payable	35,000	198,500
Repayment of note payable	(125,000)	—
Proceeds from note payable - related party	—	196,500
Repayment of note payable - related party	(15,049)	(14,960)
Advances from related party	127,475	—
Purchase of treasury stock	(88,000)	—
Net Cash Provided By Financing Activities	302,385	715,412

Net Change in Cash	(52,737)	21,464

Cash - Beginning of Period	54,034	32,570

Cash - End of Period	$1,297	$54,034

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$16,882	$17,770

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for settlement of accrued liabilities	$—	$45,860
Note issued to settle related party payable	$—	$14,000
Options issued for purchase of fixed assets	$26,532	$—
Expenses paid on behalf of the company	$21,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

1.	ORGANIZATION AND BUSINESS OPERATIONS

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2017, the Company had $1,297 cash on hand. At December 31, 2017 the Company has an accumulated deficit of $3,522,655. For the twelve months ended December 31, 2017, the Company had a net loss of $847,860 and cash used in operations of $246,796. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2017 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2017 and 2016.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$9,195	$9,195

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$57,922	$57,922

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance December 31, 2016	$57,922
Change in fair market value of derivative liability	(48,727)
Balance December 31, 2017	$9,195

The Company’s derivative instruments were valued using the Black-scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.19; b) risk-free rate of 1.53%; c) volatility factor of 285%; d) dividend yield of 0% and e) remaining term of 0.39 years.

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

Accounts receivable, net

The Company sells its products through various means, including distributors, auction houses, and via the internet. The Company also licenses its images to third parties for which royalty income is received by the Company. The Company continually monitors the collectability of its trade accounts receivables based on a combination of factors, including the aging of the accounts receivable, historical experience, and other currently available evidence and provides for an allowance for doubtful accounts equal to estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. There was an allowance for bad debt of $0 and $11,100 recorded during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company’s accounts receivable was netted against an allowance of $10,381 $11,100, respectively.

Inventory

The Company’s inventory is comprised of rare photos of movie stars and other famous people, and is stated at the lower of cost or net realizable value. Direct labor and raw material costs associated with the process of making the photos available for sale are also included in inventory at cost. These costs are expensed to cost of sales pro-ratably as sold. As of December 31, 2017 and 2016, the Company has recorded allowance related to slow moving inventory in the amount of $128,194 and $117,453, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when future undiscounted cash flows resulting the use of the asset and its eventual disposition are less than the asset’s carrying amount. In such situations, the asset is written down to the present value of the estimated future cash flows. Factors that are considered when evaluating long-lived assets for impairment include a current expectation that it is more likely than not that the long-lived asset will be sold significantly before the end of its useful life, a significant decrease in the market price of the long-lived asset, and a change in the extent of manner in which the long-lived asset is being used. Based on management’s assessment there were no impairments to its long-lived assets at December 31, 2017 and 2016.

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

Advertising

The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses for the twelve months ended December 31, 2017 and 2016 was $1,824 and $5,167, respectively.

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2017 and 2016.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with ASC 260 - Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive . As of December 31, 2017, the Company has common stock equivalents related to options outstanding to acquire 100,000 shares of the Company’s common stock and 2,283,333 shares reserved for future issuance (see Note 11).

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts from Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 do not change the core principle of the guidance in Topic 606, but instead affect only the narrow aspects noted in Topic 606. ASU 2016-12 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09. The Company will adopt the provisions of Topic 606 effective in January 1, 2018 and does not believe the adoption of the new revenue recognition standard will have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 will be effective for the Company beginning on January 1, 2018 and will be applied by means of a cumulative effect adjustment to the balance sheet, except for effects related to equity securities without readily determinable values, which will be applied prospectively. Management has reviewed this pronouncement and has determined that it would not have a material impact to the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not, in and of itself, be considered a termination of the derivative instrument, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for the Company beginning on January 1, 2017. Early adoption is permitted, including in an interim period. Management evaluated ASU 2016-05 and determined that the adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which aims to reduce the diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. ASU 2016-06 is effective for the Company beginning on January 1, 2017. Management evaluated ASU 2016-06 and determined that the adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting and presentation of share-based payment transactions, including the accounting for related income taxes consequences and certain classifications within the statement of cash flows. ASU 2016-09 is effective for the Company beginning on January 1, 2017. Management evaluated the impact of adopting ASU 2016-09 and determined that the new accounting standard did not have a material impact on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. Management has reviewed this pronouncement and has determined that it would not have a material impact to the consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance . Management has reviewed this pronouncement and has determined that it would not have a material impact to the consolidated financial statements.

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

Per the agreement, $180,000 in cash was held in reserve by the Company against Globe’s full performance and compliance with all terms of the agreement. This amount is to be released to Globe at the rate of $10,000 per month beginning August 22, 2015. As of December 31, 2017 and 2016, the total reserve payable to Globe Photos, Inc. is $10,000 and $10,000, respectively .

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

As a form of liquidity protection, Globe shall have limited put options in connection with the common stock beginning eighteen (18) months after the closing date, whereas the Company shall have up to fifteen (15) successive monthly options, with no less than thirty (30) days notice for each, which requires the Company to repurchase from Globe up to 1/15th of the shares of common stock in Globe’s possession that were granted in connection with the agreement, at a price per share equity to the market price per share ($0.34) on the effective date of the original share transfer to Globe. The exercise of any put option is not conditioned upon exercise of any prior put option. Beginning in January 2017, Globe exercised its option and elected to sell 1/15th of the shares of common stock for $8,000 per month. As of December 31, 2017, the Company has repurchased 258,823 shares from Globe for cash payments of $88,000.

In accordance with ASC 815 – Derivatives and Hedging: Embedded Derivatives, the Company determined the put options are an embedded derivative subject to bifurcation. The put options are a hybrid instrument that are not legally detachable or a mandatorily redeemable financial instrument. If exercised by Globe Photos, the put options embody an unconditional obligation by the Company to buy back its shares for cash at $0.34 per share, the market value of the Company’s common shares on the original transfer date of August 22, 2015. Globe may exercise this right beginning January 22, 2017 up to fifteen months subsequent that date. Using the Black-Scholes Valuation Model, the Company determined the fair value of the embedded derivative on August 22, 2015, the date of transfer of the common stock to Globe, to be $75,000. The Company’s stock price on August 22, 2015 was $0.34, risk-free discount rate of 1.01% and volatility of 100% was used to obtain fair value. See also Note 2.

Management determined the assets acquired from Globe for net purchase price of $370,000 and $75,000 related to the embedded derivative, for a total of $445,000. Based on its analysis of industry historical values of archival celebrity images and licensing and experience in the industry, Management’s allocation of the assets acquired in connection with the Globe APA is assigned as follows:

Inventory	$ 10,000
Intangible assets – content provider and photographic agreements	400,000
Copyrights	35,000
Total fair value of purchased assets	$ 445,000

In accordance with ASC 350 – Intangibles – Goodwill and Other, the Company determined the content provider and photographic agreements and copyrights acquired from Globe have finite useful lives with estimated useful life of 10 years.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2017 and 2016 comprise of the following:

	December 31,		Estimated Useful
	2017	2016	Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	939,343	889,331	10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	72,687	65,316	3 – 5 years
Furniture and fixtures	83,666	83,666	7 years
	3,878,142	3,820,759
Less accumulated deprecation	(1,384,918)	(977,172)
Total property and equipment, net	$2,493,224	$2,843,587

Depreciation expense for the years ended December 31, 2017 and 2016 was $407,746 and $386,635, respectively. During the year ended December 31, 2017, the Company recognized a gain on the sale of certain assets amounting to $50,000.

5.	FRANK WORTH COLLECTION

On November 12, 2014, the Frank Worth Estate agreed to accept $155,000 and 200,000 common shares, with a fair value of $0.05 per share ($10,000), of the Company’s common stock in exchange for sole and exclusive, world-wide, royalty free rights to all negatives, prints, products and other materials the Company possesses including the use of the Frank Worth seal, Frank Worth’s name, likeness, publications and biography plus merchandising and selling rights. $30,000 due under the agreement for royalties was paid in January 2015. The remainder of 125,000 and 200,000 ($10,000) shares of common stock were due and payable on or before May 31, 2015, which was held by the Company until a dispute with the executor of the Estate (the “Claimant”) is settled.

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

As of December 31, 2017 and 2016, $10,000 and $80,000, respectively, has been provided for in accrued liabilities in the Company’s consolidated balance sheets

6.	INTANGIBLE ASSETS, NET

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net book value	Gross Carrying Amount	Accumulated Amortization	Net book value
Intangible assets with determinable lives:

Content provider and photographic agreements	$400,000	$100,000	$300,000	$400,000	$60,000	$340,000
Copyrights	35,000	8,750	26,250	35,000	5,250	29,750
Total	$435,000	$108,750	$326,250	$435,000	$65,250	$369,750

Amortization expense in connection with the photographic agreements and copyrights for the twelve months ended December 31, 2017 and 2016 was $43,500 and $43,500, respectively and is included in depreciation and amortization expense in the consolidated statements of operations. Estimated amortization expense over the next five years is $43,500 per year.

7. NOTES PAYABLE

On September 28, 2015, the Company entered into a promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. The note matured on September 28, 2016. Effective September 28, 2016, the note was extended to March 31, 2017 and is secured by approximately 240,000 vintage photographs. Interest accrues at the rate of 10% per annum and is payable monthly beginning October 28, 2015. Accrued interest payable due under the note agreement was $15,154 and $11,404 at December 31, 2017 and 2016, respectively. The note was further extended to July 31, 2017 and then to December 31, 2017. Effective March 30, 2018, the note was extended to June 30, 2018.

In December 2015, the Company entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. The note bears interest at the rate of 10% per annum, and is payable on the 1st day of each month commencing in February 2016. On February 15, 2016, the Company entered into an additional promissory note agreement with the same unrelated party for additional proceeds of $62,500 and under the same terms as the first note. During the year ended December 31, 2017, the Company made total payments of $20,000. As of December 31, 2017 and 2016, the balance of $162,500 and $182,500 remains outstanding. Both notes are secured by certain inventory and archival images of the Company in the amount of up to $200,000. Accrued interest payable due under the unsecured note agreement was $34,412 and $12,665 as of December 31. 2017 and 2016, respectively. The notes matured on December 31, 2017; however, on January 22, 2018, the outstanding balance on the notes was purchased by a related party. See Note 14.

In April 2016, the Company entered into two unsecured promissory note agreements with unrelated parties for working capital purposes for total proceeds of $75,000. The promissory notes matured in December 2017 and on March 30, 2018 was extended through June 30, 2018 and bear interest at the rate of 6% per annum. Accrued interest payable due under the unsecured note agreement was $7,858 and $3,358 as of December 31, 2017 and 2016, respectively.

On April 7, 2016, an unrelated party advanced the Company $75,000 plus an original issue discount of $25,000 for the purchase of a Marilyn Monroe archive. The advance is secured by the archive for which it was used and is to be repaid on or before April 7, 2017. As of May 3, 2017, the note was extended to December 31, 2017 and as of March 28, 2018, was further extended to June 30, 2018. The Company has agreed to pay 50% of the proceeds derived from the Marilyn Monroe archives up to a guaranteed total of $100,000. Once the $100,000 is paid, the Company has no further obligations. The Company made principal payments of $80,000 in 2017. As of December 31, 2017 and 2016, the balance of $20,000   and $100,000 remains outstanding, respectively. As of December 31, 2017 and 2016, $25,000 and $11,835 of the discount has been amortized. The note is shown net of the unamortized portion of the discount of $0 and $13,165 as of December 31, 2017 and 2016. The interest expense accrued on the notes was $0 as of December 31, 2017 and 2016.

On February 24, 2017, the Company entered into a short-term unsecured note with an unrelated party for working capital purposes for total proceeds of $25,000. During the year ended December 31, 2017, the Company repaid $27,000, including $2,000 in interest expense. As of December 31, 2017, the note has been paid in full.

On December 20, 2017, the Company entered into a short-term unsecured note with an unrelated party for working capital purposes for total proceeds of $10,000. As of December 31, 2017, $10,000 of the note was still outstanding.

The Company evaluated the modification of the notes resulting from the extensions in maturity dates under ASC 470-50 and determined that the modifications were not considered substantial and would not qualify for extinguishment accounting under such guidance.

8.	NOTES PAYABLE TO RELATED PARTIES

On August 1, 2013 the Company entered into an unsecured promissory note agreement with a related party Dino Satallante for $100,000. The loan bears interest at the rate of 5% per annum. The Company made principal payments of $15,049 in 2017. As of December 31, 2017, and 2016, $61,135 and $76,184 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the years ended December 31, 2017 and 2016 was $3,057 and $3,809, respectively. The loan matured on July 14, 2014 and was extended to July 31, 2016 and then to December 31, 2017. Effective March 30, 2018, the note was further extended to June 30, 2018.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar an entity owned and controlled by Sam Battistone, a Company officer and director and a principal shareholder, and Dino Satallante, a beneficial interest shareholders of the Company, for working capital purposes. The loans bear interest at the rate of 6% per annum. The loans matured on September 10, 2015 and have been extended to June 30, 2018. At December 31, 2017 and 2016, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively. Accrued interest expense in connection with the two unsecured promissory note agreements for the years ended December 31, 2017 and 2016 was $5,584  and $3,171, respectively.

Effective July 21, 2015, the Company entered into a promissory note agreement with a related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds were used for working capital purposes. The note matured on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the years ended December 31, 2017 and 2016 is $19,200 and $19,200. Per the terms of the agreement the Company incurred loan fees totaling $8,000 to be amortized over the term of the loan. For the years ended December 31, 2017 and 2016, amortization expense in connection with the loan fees totaled $0 and $4,424, respectively. The note was initially extended to July 20, 2017 and then to December 31, 2017. As of March 30, 2018, the note has been extended through June 30, 2018.The note is being shown net of unamortized loan fees of $0 as of December 31, 2017.

On April 4, 2016 the Company entered into a secured promissory note agreement with Premier Collectibles, a beneficial interest shareholder for total proceeds of $65,000 to be used for acquisition of archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection which the proceeds were used and matured on April 1, 2017. The note was extended to July 31, 2017 and is outstanding as of December 31, 2017. On March 30, 2018, the note was extended to June 30, 2018. Accrued interest expense on the note was $9,075 and $3,875 for the years ended December 31, 2017 and 2016, respectively.

On April 15, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matured on December 15, 2017. On January 22, 2018, the outstanding balance on the notes was purchased by a related party. See Note 14. Accrued interest was $5,145 and $2,145 for the years ended December 31, 2017 and 2016, respectively.

On October 3, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2017. On January 22, 2018, the outstanding balance on the notes was purchased by a related party. See Note 14. Accrued interest was $3,740 and $740 for the years ended December 31, 2017 and 2016, respectively.

On December 2, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $31,500. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2017. On January 22, 2018, the outstanding balance on the notes was purchased by a related party. See Note 14. Accrued interest was $2,045 and $155 for the year ended December 31, 2017 and 2016, respectively.

The Company evaluated the modification of the notes resulting from the extensions in maturity dates under ASC 470-50 and determined that the modifications were not considered substantial and would not qualify for extinguishment accounting under such guidance.

9.	RELATED PARTY TRANSACTIONS

Due From/To Related Parties

The following table summarizes amounts due to the Company from related parties related to contractual agreements and amounts due to related parties for expenses paid for on the behalf of the Company as of December 31, 2017 and 2016. The amounts due are non-interest bearing and due upon demand. These amounts have been included in the consolidated balance sheets as current assets due from related parties and current liabilities due to related parties, respectively.

	December 31,
	2017		2016
Due from related parties:
Klaus Moeller, related party of pre-merger CAPA and beneficial interest shareholder		$—	$78,920
Total due from related parties		$—	$78,920
Less long-term portion		—	—
Total due from related parties, net of long-term portion	$		$78,920

Due to related parties:
ICONZ Art, LLC, beneficial interest shareholder		$119,081	$4,213
MSN Holding Co., beneficial interest shareholder		12,947	12,947
Premier Collectibles, beneficial interest shareholder		15,085	15,085
Total due to related parties		$147,113	$32,245

During the year ended December 31, 2017, the Company received advances totaling $127,475 from a related party which are non-interest bearing and due on demand.

10.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of December 31, 2017 and 2016, there were no shares of Preferred Stock issued and outstanding.

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

Shares Reserved

The Company is required to reserve and keep available of its authorized, but unissued shares of common stock an amount sufficient to effect shares due in connection with the Stock Purchase Agreement and Stock-Based Compensation to Non-Employees. As of December 31, 2017 and 2016, shares reserved for future issuance comprised of the following:

Shares to be issued to consultants	2,083,333
Shares to be issued to Frank Worth Estate	200,000
2,283,333

These shares were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive due to the net loss for the years ended December 31, 2017 and 2016.

STOCK OPTIONS

On January 11, 2017, the Company granted 100,000 , 3 year stock options with exercise prices of $0.10 valued at $26,532 for archival assets. The options were valued using the Black-scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.19; b) risk-free rate of 1.53%; c) volatility factor of 285%; d) dividend yield of 0%

The following is a summary of stock option activity during the year ended December 31, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2016	—	$—
Options granted and assumed	100,000	$$0.10
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, December 31, 2017	100,000	$$0.10

11.	COMMITMENTS AND CONTINGENCIES

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

The Company accounted for the 50% profit consideration for the above agreement in accordance with ASC 470-10-25 and 470-10-35 which requires amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. The Company determined an effective interest rate based on future expected cash flows to be paid to the loan holders. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the loan holders and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and such estimates are subject to significant variability. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related loans.

Accordingly, the Company has estimated the cash flows associated with the images and determined a discount of $151,316 which is being accounted as interest expense over a 10-year estimated life of the asset based on expected future revenue streams. For the years ended December 31, 2017 and 2016, interest expense related to these loans amounted to $21,028 and $14,446, respectively, which has been included in interest expense and a corresponding increase in loans payable. During the years ended December 31, 2017 and 2016, the Company made payments of $7,041 and $11,128 to the loan holders, respectively. As of December 31, 2017, loan payable net of unamortized debt discount amounted $363,805.

Asset purchase agreement

On March 3, 2017, the Company entered into an agreement to sell 20% of its ownership in a certain photographic archive asset for $200,000. As part of the agreement the buyer received preferential distributions of their entire purchase price of the asset. If however the entire purchase price is not paid back after 24 months then all net revenues from the Company will be paid to the buyer until the full purchase price has been paid.

On July 21, 2017, the Company entered into an agreement to sell 25% of its ownership in a certain photographic archive asset for $175,000. As part of the agreement the buyer received preferential distributions of their entire purchase price of the asset plus a 30% return. If however the entire purchase price is not paid back after 24 months then all net revenues from the Company will be paid to the buyer until the full purchase price plus a 30% return has been paid.

The Company accounted for the above transaction as debt and recognized the amount received as a loan payable. As of December 31, 2017, other debt, net of unamortized debt discount amounted to $375,000.

License Agreements

Effective June 1, 2016 the Company entered into three separate non-exclusive license agreements use of licensed images and trademarks through December 31, 2019. Under the terms of the agreements, the Company is required to pay royalties of 10% on net sales. The agreements call for combined annual guaranteed minimum royalties per year of $150,000 based on combined minimum sales of $1,500,000 per year. The Company was required to pay advances related to 50% of the first year’s royalties totaling $75,000 upon execution of the agreements. The remainder of the first year’s combined minimum royalties of $75,000 was paid during the year ended December 31, 2017.

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

As of December 31, 2017, future minimum payments due under the 60-month operating lease agreement are as follows:

2018	$43,096
2019	$36,807
Total future minimum payments	$79,903

The Company leases various corporate housing from unrelated third parties for terms that range from month-to-month to one year. The Company also rents office space on a month-to-month basis in New York at rate of $850 per month.

Total rent expense for the twelve months ended December 31, 2017 and 2016 was $54,076 and $53,320 respectively, in connection with the operating lease agreements.

12.	INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss	$766,000	$952,000
Provisions and accrued liabilities	29,000	44,000
	795,000	996,000
Deferred tax liabilities:
Total deferred tax asset	795,000	996,000

Less valuation allowance	(795,000)	(996,000)
Net deferred tax asset	$—	$—

As of December 31, 2017 and 2016, the Company had gross federal net operating loss carryforwards of approximately $3,646,000  and $2,891,000 , respectively. The Company expects the limitation placed on the federal net operating loss carryforwards prior to the ownership change will likely expire unused. As of December 31, 2017, all tax years are open for examination by the taxing authorities.

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.

13.	SUBSEQUENT EVENTS

On January 22, 2018, Iconz, LLC (“Iconz”), a related party, purchased and assumed certain notes payable dated December 31, 2015, February 16, 2016, April 5, 2016, April 15, 2016, October 3, 2016, and December 2, 2016 with principal balances totaling $343,500. On March 30, 2018, Iconz agreed to extend the maturity date of all these notes to June 30, 2018.

On April 8, 2018, the Company issued a 15% promissory note in the amount of $150,000. The note is due upon the receipt of additional financing by the Company.

Subsequent to year end, the Company granted 15,283,333, 10 year stock options with exercise prices ranging from $0.01 to $0.05 to various consultants for services.

Subsequent to year end the Company repurchased 94,118 shares of common stock for $32,000 in accordance with the asset purchase agreement disclosed in Note 3.A total of 305,882 shares were subsequently cancelled by the Company.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2017. This evaluation was carried out under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited personnel:

▪	ineffective control environment and lack of qualified full-time CFO who has SEC experience to focus on our financial affairs;
▪	lack of qualified and sufficient personnel, and processes to adequately and timely identify making any and all required public disclosures;
▪	deficiencies in the period-end reporting process and accounting policies;
▪	inadequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions;
▪	inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process;
▪	inadequate controls over maintenance of records
▪	inadequate internal controls with respect to inventory transactions; and
▪	improper and lack of timely accounting for accounts such as prepaid expenses, accounts payable, accrued liabilities and revenue.

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

Significant Employees

We have no significant employees other than Tucker Diedwardo. Mr. Diedwardo is 70 years of age, and brings our company over 25 years of business experience. From 2013 to the present, he runs his own company called TD Ventures, which is a special event and entertainment marketing company. From 2005 to 2013, he was President of LVI Global LLC, a company involved in postgraduate live-patient dental education. Mr. DiEdwardo holds Bachelors of Science and Masters of Science degrees from Southern Connecticut State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2017, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2017:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Scott C. Black	0	0	0
Stuart Scheinman	0	0	0
Sam Battistone	0	0	0
Sean Goodchild	0	1	0
Dino Satallante	1	0	0

Code of Ethics

As of December 31, 2017, we had not adopted a Code of Ethics. We felt, until recently, the small number of individuals comprising our board and management did not warrant the adoption of a Code of Ethics. Now that we have expanded our board and our increasing the size of our organization, we intend to adopt a Code of Ethics in the near future.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2017 and 2016.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Stuart Scheinman Co-CEO and Director	2017 2016	91,000 78,500	- -	- -	- -	- -	91,000 78,500
Sam Battistone Co-CEO and Director	2017 2016	- -	- -	- -	- -	- -	- -
Scott Black Secretary, Treasurer and Director	2017 2016	- -	- -	- -	- -	- -	- -
Sean Goodchild Former President	2017 2016	- -	- -	- -	- -	- -	- -
David Morton Former CFO	2017 2016	- -	- -	- -	- -	- -	- -

Outstanding Equity Awards at Fiscal Year-End

Our officers and directors do not have unexercised options, stock that has not vested, or equity awards. There were no outstanding equity awards to our named executive officers as of December 31, 2017.

Director Compensation

Our directors did not receive any compensation during the years ended December 31, 2017 and 2016, in consideration for their services rendered in their capacity as directors and no arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

We do not believe risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect upon us

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

The following table sets forth, as of April 30, 2018, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

Title of class	Name and address of beneficial owner	Amount of beneficial ownership(1)	Percent of class(2)
Common	Sam Battistone(3)(4)	70,247,410	21.6%
Common	Stuart Scheinman(3)(5)	71,149,408	21.8%
Common	Scott Black	—	—
Common	Total all executive officers and directors (3 persons)	141,396,818	43.4%

Common	Other 5% Shareholders
	Dino Satallante(3)(6)	71,149,408	21.8%
	Sean Goodchild(3)(7)	23,771,500	7.3%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 325,218,584 voting shares as of April 30, 2018.

(3)	These shares are held under the name Movie Star News LLC, which owns an aggregate of 220,238,226 shares of our Common Stock. Mr. Battistone and Mr. Scheinman each own 33.3% of that company. As such, they have the voting and dispositive power over these shares. Mr. Satallante owns the remaining 33.3% and has the voting and dispositive power over those shares.

(4)	As reported by Mr. Battistone on his Form 4 filed with the SEC on April 27, 2018.

(5)	As reported by Mr. Scheinman on his Form 4 filed with the SEC on April 27, 2018.

(6)	As reported by Mr. Satallante on his Form 4 filed with the SEC on April 27, 2018.

(7)	Includes 21,271,500 shares held in his name, and 2,500,000 held by a relative in the same household.

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

Effective July 21, 2015, the Company entered into a promissory note agreement with a related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds were used for working capital purposes. The note matures on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the years ended December 31, 2017 and 2016 is $19,200 and $19,200. Per the terms of the agreement the Company incurred loan fees totaling $8,000 to be amortized over the term of the loan. For the years ended December 31, 2017 and 2016, amortization expense in connection with the loan fees totaled $0 and $4,424, respectively. As of March 30, 2018, the note has been extended through June 30, 2018.The note is being shown net of unamortized loan fees of $0 as of December 31, 2017.

On August 1, 2013 the Company entered into an unsecured promissory note agreement with a related party Dino Satallante for $100,000. The loan bears interest at the rate of 5% per annum. The Company made principal payments of $15,049 in 2017. As of December 31, 2017, and 2016, $61,135 and $76,184 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the years ended December 31, 2017 and 2016 was $3,057 and $3,809, respectively. The loan matured on July 14, 2014 and was extended to July 31, 2016 and then to December 31, 2017. Effective March 30, 2018, the note was further extended to June 30, 2018.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar an entity owned and controlled by Sam Battistone, a Company officer and director and a principal shareholder, and Dino Satallante, a beneficial interest shareholders of the Company, for working capital purposes. The loans bear interest at the rate of 6% per annum. The loans matured on September 10, 2015 and have been extended to June 30, 2018. At December 31, 2017 and 2016, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively. Accrued interest expense in connection with the two unsecured promissory note agreements for the years ended December 31, 2017 and 2016 was $5,584 and $3,171, respectively.

On April 4, 2016 the Company entered into a secured promissory note agreement with Premier Collectibles, a beneficial interest shareholder for total proceeds of $65,000 to be used for acquisition of archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection which the proceeds were used and matured on April 1, 2017. The note was extended to July 31, 2017 and is outstanding as of December 31, 2017. On March 30, 2018, the note was extended to June 30, 2018. Accrued interest expense on the note was $9,075 and $3,875 for the years ended December 31, 2017 and 2016, respectively.

On April 15, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matured on December 15, 2017. On January 22, 2018, the outstanding balance on the notes was purchased by a related party. See Note 14. Accrued interest was $5,145 and $2,145 for the years ended December 31, 2017 and 2016, respectively.

On October 3, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2017. On January 22, 2018, the outstanding balance on the notes was purchased by a related party. See Note 14. Accrued interest was $3,740 and $740 for the years ended December 31, 2017 and 2016, respectively.

On December 2, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $31,500. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2017. On January 22, 2018, the outstanding balance on the notes was purchased by a related party. See Note 14. Accrued interest was $2,045 and $155 for the year ended December 31, 2017 and 2016, respectively.

On January 22, 2018, Iconz, LLC (“Iconz”), a related party, purchased and assumed certain notes payable dated December 31, 2015, February 16, 2016, April 5, 2016, April 15, 2016, October 3, 2016, and December 2, 2016 with principal balances totaling to $343,500. On March 30, 2018, Iconz agreed to extend the maturity date of all these notes to June 30, 2018.

As of December 31, 2017 and 2016, interest payable in connection with the unsecured promissory note agreements with related parties was $55,609 and $21,579, respectively, and is included in accrued liabilities in the Company’s consolidated balance sheets.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2016	$74,730	$0	$0	$0
2017	$43,444	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation[1]
3.2	Certificate of Amendment December 2, 2004[1]
3.3	Certificate of Amendment February 8, 2005[1]
3.4	Certificate of Amendment April 30, 2007[1]
3.5	Certificate of Amendment December 7, 2009[1]
3.6	Certificate of Amendment April 26, 2011[1]
3.7	Bylaws[1]
10.1	Membership Interest Purchase Agreement[1]
10.2	Promissory Note[1]
10.3	Amendment to Promissory Note[1]
10.4	Amendment to Promissory Note[1]
10.5	Memorandum of Understanding[1]
10.6	Photograph Reproduction and Marketing Rights Agreement[1]
10.7	Purchase Agreement[1]
10.8	Deed of Variation[1]
10.9	Securities Purchase Agreemeent[1]
10.10	Form of Debenture[1]
10.11	Asset Purchase Agreement[1]
10.12	Asset Purchase Agreement[2]

21.1	List of Subsidiaries[1]
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

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

Capital Art, Inc.

By:	/s/ Stuart Scheinman
Stuart Scheinman Chief Executive Officer, Principal Executive Officer
May 2, 2018

By:	/s/ Scott C. Black
Scott C. Black
Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	May 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stuart Scheinman
Stuart Scheinman
Title:	Director
Date:	May 2, 2018

By:	/s/ Sam Battistone
Sam Battistone
Title:	Director
Date:	May 2, 2018

By:	/s/ Scott C. Black
Scott C. Black
Title:	Director
Date:	May 2, 2018

