Form 10-Q
period 2018-03-31
Capital Art, Inc.
filed 2018-05-21
CIK 1527844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 325,218,584  common shares as of April 30, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited); and
F-4	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

CAPITAL ART, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
Assets

Current Assets
Cash	$7,490	$1,297
Accounts receivable, net	24,883	44,548
Inventory, net	56,500	56,500
Prepaid expenses	35,741	12,765
Total Current Assets	124,614	115,110

Property and equipment, net	2,390,231	2,493,224
Security deposit	6,356	6,356
Intangible Assets, net	315,375	326,250

Total Assets	$2,836,576	$2,940,940

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$500,777	$540,947
Payable to Globe Photo, Inc.	10,000	10,000
Due to related parties	294,435	147,113
Notes payable - related parties	664,995	456,235
Notes payable, net of debt discount	205,000	417,500
Deferred revenue	—	75,000
Derivative liability	4,810	9,195
Loans payable, net of unamortized discounts	563,408	738,805
Total Current Liabilities	2,243,425	2,394,795

Total Liabilities	2,243,425	2,394,795

Stockholders' Equity

Preferred stock, $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017.	—	—

Common stock par value $0.0001: 450,000,000 shares authorized; 325,241,112 and 325,570,524 issued and 325,241,112 and 325,570,524 outstanding as of March 31, 2018 and December 31, 2017	32,524	32,557
Additional paid in capital	4,012,276	4,124,243
Treasury stock; 0 and 258,823 shares as of March 31, 2018 and December 31, 2017.	—	(88,000)
Accumulated deficit	(3,451,649)	(3,522,655)
Stockholders' Equity	593,151	546,145

Total Liabilities and Stockholders' Equity	$2,836,576	$2,940,940

The accompanying notes are an integral part of these unaudited consolidated financial statements

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarter ended
	March 31, 2018	March 31, 2017

License revenue	$230,775	$46,477
Image revenue	319,046	106,088
Total revenue	549,821	152,565

Cost of revenue	296,143	145,673

Gross margin	253,678	6,892

Operating expenses
Product development, sales and marketing	4,532	41,838
General and administrative	157,447	166,311
Depreciation and amortization	6,714	7,578

Total operating expenses	168,693	215,727

Income (loss) from operations	84,985	(208,835)

Other income (expenses)
Interest expense	(18,364)	(38,738)
Change in fair value of derivative liabilities	4,385	(9,767)
Other income (expenses)	(13,979)	(48,505)

Net income (loss)	$71,006	$(257,340)

Per-share data
Basic and diluted income (loss) per share	$0.00	$(0.00)

Weighted average number of common shares outstanding - Basic	325,355,361	325,523,466
Weighted average number of common shares outstanding - Diluted	325,451,145	325,523,466

The accompanying notes are an integral part of these unaudited consolidated financial statements

CAPITAL ART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$71,006	$(257,340)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	113,868	112,134
Amortization of debt discount	1,603	17,968
Change in fair value of embedded derivative	(4,385)	9,767
Changes in operating assets and liabilities:
Accounts receivable	19,665	51,738
Prepaid expenses	(22,976)	(57,173)
Inventory	—	(2,500)
Deferred revenue	(250,000)	—
Due to related parties	(28)	—
Accounts payable and accrued liabilities	(40,170)	(90,211)
Net Cash Used In Operating Activities	(111,417)	(215,617)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of archival images, property and equipment	—	(48,390)
Net Cash (Used In) Investing Activities	—	(48,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	—	200,000
Repayment of loans payable	(2,000)	(4,134)
Proceeds from related party advances	—	50,275
Repayment of related party advances	—	(250)
Proceeds from notes payable	—	25,000
Repayment of note payable	—	(25,000)
Proceeds from note payable - related party	—	(3,830)
Advances from related party	147,350	—
Repayment of note payable - related party	(3,740)	—
Purchase of treasury stock	(24,000)	(16,000)
Net Cash Provided By Financing Activities	117,610	226,061

Net Change in Cash	6,193	(37,946)

Cash - Beginning of Period	1,297	54,034

Cash - End of Period	$7,490	$16,088

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$4,968	$6,894

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of third party notes by related party	$212,500	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

(unaudited)

1.	ORGANIZATION AND BUSINESS OPERATIONS

Capital Art, Inc. (“we”, “our”, the “Company”) sells and manages classic and contemporary, limited edition photographic images and reproductions, with a focus on iconic celebrity images. The Company also makes available its images for publications and merchandizing. The Company aims to become a leading global photography marketing and distribution company by acquiring rights and ownership to collections of rare iconic negatives and photographs, and to establish worldwide wholesale and retail sales channels.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on the Company's ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2018, the Company had $7,490 cash on hand, an accumulated deficit of $3,451,649 and working capital deficit of $2,118,811. Though the Company had a net income of $71,006 for the three months ended March 31, 2018, it incurred negative cash flows from operations of $111,417. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three months ended March 31, 2017 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2017  as filed with the SEC pursuant to Rule 12(b) under the Securities Act of 1934.

The consolidated balance sheet as of December 31, 2017, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

(unaudited)

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the year ending December 31, 2018.

The accompanying unaudited consolidated financial statements represent the results of operations, financial position and cash flows of Capital Art, Inc., and its 100% owned subsidiaries Capital Art, LLC and Globe Photos, LLC as of and for the three months ended March 31, 2018 and 2017. All inter-company balances and transactions have been eliminated.

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

Revenue Recognition

The Company recognizes revenue related to product sales when (i) the seller's price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer. Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date. On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our consolidated statement of operations for the three months ended March 31, 2018 as a result of applying Topic 606.

The Company's other revenue represent payments based on net sales from brand licensees for content reproduction rights. These license agreements are held in conjunction with third parties that are responsible for collecting fees due and remitting to the Company its share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees. Revenues from royalties during the three months ended March 31, 2018 and 2017 were insignificant. During the quarter ended March 31, 2018, the Company recognized $250,000 in revenue which were recorded as deferred revenue and other debt as of December 31, 2017.

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

(unaudited)

Deferred Revenue

Deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the period end. The majority of the Company's deferred revenue balance consists of product revenue from auction sales and amounts related to asset purchase agreements.

Basic and Diluted Income (Loss) per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	March 31, 2018	March 31, 2017
Basic net income (loss) per share:
Numerator:
Income (loss) allocated to common shareholders	$71,006	$(257,340)
Total
Denominator:
Number of shares used in per share computation	325,355,361	325,523,466
Basic net income (loss) per share	$0.00	$(0.00)

Diluted net income (loss) per share:
Numerator:
Income (loss) allocated to common shareholders	$71,006	$(257,340)
Adjusted Income (loss) allocated to common shareholders	$71,006	$(257,340)

Denominator:
Weighted-average shares	325,355,361	325,523,446
Add:
Options	95,784	—
Adjusted weighted average shares	325,451,145	325,523,446
Diluted net income (loss) per share	$0.00	$(0.00)

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. Management evaluated ASU 2016-18 and determined that the adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s derivative liability measured at fair value on a recurring basis was determined using the following inputs:

	Fair Value Measurements at March 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Put option derivative liability	$4,810	$—	$—	$4,810

	Fair Value Measurements at December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Put option derivative liability	$9,195	$—	$—	$9,195

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Embedded Derivative Liability
	March 31,	December 31,
	2018	2017
Balance beginning of period	$9,195	$57,922
Change in fair market value of derivative liability	(4,385)	(48,727)
Balance end of period	$4,810	$9,195

The Company’s derivative instruments were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.17; b) risk-free rate of 1.63%; c) volatility factor of 276%; d) dividend yield of 0% and e) remaining term of 0.14 years.

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

(unaudited)

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2018 and December 31, 2017 comprise of the following:

	March 31,	December 31,	Estimated Useful
	2018	2017	Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	939,343	939,343	10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	72,687	72,687	3 – 5 years
Furniture and fixtures	83,666	83,666	7 years
	3,878,142	3,878,142
Less accumulated deprecation	(1,487,911)	(1,384,918)
Total archival images, property and equipment, net	$2,390,231	$2,493,224

Depreciation expense was $102,993 and $101,259 for the three months ended March 31, 2018 and 2017, respectively, of which $96,279 and $93,681 are reported in cost of revenue, respectively.

5.	INTANGIBLE ASSETS, NET

Identifiable intangible assets comprise of the following at March 31, 2018 and December 31, 2017:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net book value	Gross Carrying Amount	Accumulated Amortization	Net book value
Intangible assets with determinable lives:

Content provider and photographic agreements	$400,000	$110,000	$290,000	$400,000	$100,000	$300,000
Copyrights	35,000	9,625	25,375	35,000	8,750	26,250
Total	$435,000	$119,625	$315,375	$435,000	$108,750	$326,250

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

(unaudited)

Amortization expense in connection with the photographic agreements and copyrights for each of the three months ended March 31, 2018 and 2017 was $10,875 and is included in cost of revenue in the consolidated statements of operations. Estimated amortization expense over the next five years is $43,500 per year.

6.	NOTES PAYABLE

On September 28, 2015, the Company entered into a promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. The note matured on September 28, 2016. Effective September 28, 2016, the note was extended to March 31, 2017 and is secured by approximately 240,000 vintage photographs. Interest accrues at the rate of 10% per annum and is payable monthly beginning October 28, 2015. Accrued interest payable due under the note agreement was $15,154   at March 31, 2018 and December 31, 2017. The note was further extended to July 31, 2017 and then to December 31, 2017. Effective March 30, 2018, the note was extended to June 30, 2018.

On April 1, 2016, the Company entered into an unsecured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $25,000. The promissory note matured in December 2017 and on March 30, 2018 was extended through June 30, 2018 and bear interest at the rate of 6% per annum. Accrued interest payable due under the unsecured note agreement was $3,005 and $2,630 as of March 31, 2018 and December 31, 2017, respectively.

On April 7, 2016, an unrelated party advanced the Company $75,000 plus an original issue discount of $25,000 for the purchase of a Marilyn Monroe archive. The advance is secured by the archive for which it was used and is to be repaid on or before April 7, 2017. As of May 3, 2017, the note was extended to December 31, 2017 and as of March 28, 2018, was further extended to June 30, 2018. The Company has agreed to pay 50% of the proceeds derived from the Marilyn Monroe archives up to a guaranteed total of $100,000. Once the $100,000 is paid, the Company has no further obligations. As of March 31, 2018 and December 31, 2017, a balance of $20,000 remains outstanding, respectively.

On December 20, 2017, the Company entered into a short-term unsecured note with an unrelated party for working capital purposes for total proceeds of $10,000. As of March 31, 2018, the note was still outstanding.

The Company evaluated the modification of the notes resulting from the extensions in maturity dates under ASC 470-50 and determined that the modifications were not considered substantial and would not qualify for extinguishment accounting under such guidance.

7.	RELATED PARTY TRANSACTIONS

Notes payable to related parties

In December 2015, the Company entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. The note bears interest at the rate of 10% per annum, and is payable on the 1st day of each month commencing in February 2016. On February 15, 2016, the Company entered into an additional promissory note agreement with the same unrelated party for additional proceeds of $62,500 and under the same terms as the first note. As of March 31, 2018 and December 31, 2017, the balance of $162,500 remains outstanding. Both notes are secured by certain inventory and archival images of the Company in the amount of up to $200,000. Accrued interest payable due under the unsecured note agreement was $38,474 and $34,412 as of March 31, 2018 and December 31, 2017, respectively. The notes matured on December 31, 2017; however, on January 22, 2018, the outstanding balance on the notes was purchased by a related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018.  Interest accrued through December 31, 2017 is still due to the original noteholder.

On April 5, 2016, the Company entered into an unsecured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $50,000. The promissory note matured in December 2017 and bear interest at the rate of 6% per annum. However, on January 22, 2018, the outstanding balance on the notes was purchased by a related party (ICONZ Art, LLC, beneficial interest shareholder) and the note was extended to June 30, 2018. Accrued interest payable due under the unsecured note agreement was $5,895 and $5,228 as of March 31, 2018 and December 31, 2017, respectively. Interest accrued through December 31, 2017 is still due to the original note holder.

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

(unaudited)

On August 1, 2013 the Company entered into an unsecured promissory note agreement with a related party Dino Satallante for $100,000. The loan bears interest at the rate of 5% per annum. During the three months ended March 31, 2018, the Company made a payment of $3,740 on the outstanding principal. As of March 31, 2018 and December 31, 2017, $57,395 and $61,135 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the three months ended March 31, 2018 and 2017 was $717 and $906 respectively. The loan matured on July 14, 2014 and was extended to July 31, 2016 and then to December 31, 2017. Effective March 30, 2018, the note agreement was extended to June 30, 2018.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar an entity owned and controlled by Sam Battistone, a Company officer and director and a principal shareholder, and Dino Satallante, a beneficial interest shareholder of the Company, for working capital purposes. The loans bear interest at the rate of 6% per annum. The loans matured on September 10, 2015, and were extended to December 31, 2016. In December 2016, both loans were extended to December 31, 2017 and on March 30, 2018, the notes were extended to June 30, 2018. At March 31, 2018 and December 31, 2017, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively. Interest expense in connection with the two unsecured promissory note agreements for each of the three months ended March 31, 2018 and 2017 was $579.

Effective July 21, 2015, the Company entered into a promissory note agreement with a related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds were used for working capital purposes. The note matured on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for each of the three months ended March 31, 2018 and 2017 was $4,800. Per the terms of the agreement the Company incurred loan fees totaling $8,000 which were fully amortized in 2016. Effective March 30, 2018 the note was extended to June 30, 2018.

On April 4, 2016 the Company entered into a secured promissory note agreement with Premier Collectibles, a beneficial interest shareholder for total proceeds of $65,000 to be used for acquisition of archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection which the proceeds were used and matured on April 1, 2017. On March 30, 2018, the note was extended to June 30, 2018. Interest expense on the note was $1,300 for each of the three months ended March 31, 2018 and 2017.

On April 15, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matured on December 15, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018. Interest expense was $750 and $745 for the three months ended March 31, 2018 and 2017, respectively. Interest accrued through December 31, 2017 is still due to the original note holder.

On October 3, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018. Interest expense was $750 for each of the three months ended March 31, 2018 and 2017.

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

(unaudited)

On December 2, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $31,500. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018. Interest expense was $473 for each of the three months ended March 31, 2018 and 2017, respectively. Interest accrued through December 31, 2017 is still due to the original note holder.

The Company evaluated the modification of the notes resulting from the extensions in maturity dates under ASC 470-50 and determined that the modifications were not considered substantial and would not qualify for extinguishment accounting under such guidance.

Due To Related Parties

The following table summarizes amounts due to related parties for cash advances and expenses paid for on the behalf of the Company as of March 31, 2018 and December 31, 2017. The amounts due are non-interest bearing and due upon demand. These amounts have been included in the consolidated balance sheets as current assets due from related parties and current liabilities due to related parties, respectively.

	March 31, 2018	December 31, 2017
Due to related parties:
ICONZ Art, LLC, beneficial interest shareholder	$266,403	$119,081
MSN Holding Co., beneficial interest shareholder	12,947	12,947
Premier Collectibles, beneficial interest shareholder	15,085	15,085
Total due to related parties	$294,435	$147,113

8.	COMMITMENTS AND CONTINGENCIES

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

Accordingly, the Company has estimated the cash flows associated with the images and determined a discount of $151,316 which is being accounted as interest expense over a 10-year estimated life of the asset based on expected future revenue streams. For the three months ended March 31, 2018 and 2017, interest expense related to these loans amounted to $1,603 and $5,502, respectively, which has been included in interest expense and a corresponding increase in loans payable. During the quarter ended March 31, 2018 and 2017, the Company made payments of $2,000 and $4,134 to the loan holders, respectively. As of March 31, 2018, loan payable net of unamortized debt discount amounted $363,408.

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

(unaudited)

Asset purchase agreements

On March 3, 2017, the Company entered into an agreement to sell 20% of its ownership in a certain photographic archive asset for $200,000. As part of the agreement the buyer received preferential distributions of their entire purchase price of the asset. If however the entire purchase price is not paid back after 24 months then all net revenues from the Company will be paid to the buyer until the full purchase price has been paid. During the three months ended March 31, 2018, the Company entered into an addendum to the agreement to remove the preferential distributions clause from the agreement. Additionally, on May 1, 2018, the Company entered into a second addendum to the agreement whereby the Company agreed to repay the seller the total purchase price of $200,000 and issue 1,000,000 shares of the Company’s common stock within 120 days of the effective date of the agreement.

The Company accounted for the above transaction as debt and recognized the amount received as a loan payable. As of March 31, 2018, the outstanding balance on this liability amounted to $200,000.

On July 21, 2017, the Company entered into an agreement to sell 25% of its ownership in a certain photographic archive asset for $175,000. As part of the agreement the buyer received preferential distributions of their entire purchase price of the asset plus a 30% return. If however the entire purchase price is not paid back after 24 months then all net revenues from the Company will be paid to the buyer until the full purchase price plus a 30% return has been paid. During the three months ended March 31, 2018, the Company entered into an addendum to the agreement to remove the preferential distributions clause from the agreement. Effectively, the buyer obtained full ownership of the photographic archive asset consisting mainly of vintage original photographs and the Company no longer has an obligation to repay the buyer. Consequently, the Company determined that it no longer has any performance obligations as it relates to the sale of the asset. As such, the Company has reclassified the debt to revenue for the three months ended March 31, 2018.

License Agreements

Effective June 1, 2016 the Company entered into three separate non-exclusive license agreements use of licensed images and trademarks through December 31, 2019. Under the terms of the agreements, the Company is required to pay royalties of 10% on net sales. The agreements call for combined annual guaranteed minimum royalties per year of $150,000 based on combined minimum sales of $1,500,000 per year. As of March 31, 2018, the Company has paid $25,000 toward the guaranteed royalties.

Operating Lease Agreements

On September 6, 2012 the Company entered into a 25-month operating lease agreement for approximately 4,606 square foot warehouse and office facilities located in Las Vegas, NV. Monthly base rent due under the agreement is $3,270, plus common area maintenance fees. The agreement calls for 3% annual increase in base rental payments. On October 10, 2014, the Company entered into a First Amendment to Lease agreement extending the lease term for 60-months, beginning November 1, 2014. All other terms of the agreement remain unchanged .

Future minimum lease payments are below:

2018	$31,251
2019	36,807
Total	$68,058

The Company leases various corporate housing from unrelated third parties for terms that range from month-to-month to one year. The Company also rents office space on a month-to-month basis in New York at rate of $850 per month.

Total rent expense for three months ended March 31, 2018 and 2017 was $13,695 and $13,175, respectively, in connection with the operating lease agreements.

Capital Art, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

(unaudited)

9.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of March 31, 2018, there were no shares of Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue up to 450,000,000 shares of common stock with a par value of $0.0001. As of March 31, 2018, and December 31, 2017, there were 325,241,112 and 325,570,524 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2018, the Company repurchased 70,588 shares of common stock for $24,000 related to the Globe Photo Asset Purchase Agreement entered into on July 22, 2015. As of March 31, 2018, a total of 329,412 shares repurchased by the Company for $112,000 and recorded as treasury stock were cancelled.

STOCK OPTIONS

On March 30, 2018, the Company entered into agreements to grant 15,283,333, 10 year stock options with exercise prices ranging from $0.01 - $0.05 for services and settlement of accrued liabilities. However, since the Company’s Board of Directors have not yet approved the Company’s stock incentive plan or the grant of the options under such plan, the options are not deemed to be granted . On May 15, 2018, the Company’s Board of Directors secured waivers and cancelled the option grant agreements until such time that the Company’s Board of Directors approve the Company’s stock incentive plan.

10.	SUBSEQUENT EVENTS

Subsequent to quarter end, the Company cancelled 22,528  shares that were repurchased related to the Globe Photo Asset Purchase Agreement entered into on July 22, 2015.

On April 13, 2018, the Company issued an unsecured $150,000 note payable to an unrelated party. The note is due upon demand and carry an interest rate of 15%.

On May 1, 2018, the Company entered into a second addendum to the $200,000 asset purchase agreement originally entered into on March 3, 2017, whereby the Company agreed to repay the seller the total purchase price of $200,000 and 1,000,000 shares of common stock within 120 days of the effective date of the agreement.

On May 15, 2018, the Company’s Board of Directors secured waivers and cancelled agreements entered into on March 30, 2018, for the grant of 15,283,333 options.

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

Our business is to monetize the value of our collection. We sell our photographic images and reproductions through auctions, third-party galleries, art consultants, interior decorators, bricks and mortar locations, specialty and big box retailers and directly to end consumers. We reach our customers through diverse marketing channels, including our websites, events and interactive campaigns. We also reproduce mass quantities of different photographs from our collection, which are sold through third party on-line retailers. We are continually exploring these and other marketing possibilities and we expect to continue our efforts to pursue contracts and to diversify our revenues.

Our principal place of business is located at 6445 South Tenaya Way, Suite B-130, Las Vegas, NV 89113. General information about us can be found at www.capitalart.com. The information contained on or connected to our website is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered part of this or any other report filed with the SEC.

Results of Operations

Revenues

Our total revenue reported for the three months ended March 31, 2018 was $549,821, compared with $152,565 for the three months ended March 31, 2017. The change is primarily a result of increased sales from our collectables division and licensing sales. We expect revenue growth to accelerate in 2018 as a result of the foundations laid in 2016 and 2017.

For the three months ended March 31, 2018, the collectibles division accounted for over 58 % of total revenues. Management has instituted aggressive direct-to-consumer marketing, implemented programs with third-party re-sellers as well as bricks and mortar, and online retailers. We have also continued to enhance and market our licensing division, Globe Photos, LLC. Additionally, we have invested considerable time and monies in the development of software to more efficiently ingest images and push them through to our retail and licensing channels that is expected to help scale each division considerably.

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

Cost of Revenues

Our total cost of revenues for the three months ended March 31, 2018 was $296,143, compared with $145,673 for the three months ended March 31, 2017. The increase in cost of revenue is due to increase revenue during the current period. Our gross profit margin, however, grew from 5% to 46% for the three months ended March 31, 2018 and 2017, respectively, as a result of deferred revenue of $175,000 related to an asset purchase agreement that was recognized during the current quarter.

Operating Expenses

Operating expenses decreased to $168,693 for the three months ended March 31, 2018 from $215,727 for the three months ended March 31, 2017. The detail by major category is reflected in the table below.

	Three Months Ended March 31,
	2018	2017
Product development, sales and marketing	$4,532	$41,838
General and administrative	157,447	166,311
Depreciation expense	6,714	7,578
Total costs and operating expenses	$168,693	$215,727

The main reason for the overall decrease in operating expenses in 2018 was an decrease in the general and administrative expense category.

Product development, sales and marketing expenses decreased by $37,306. Product development, sales and marketing expenses primarily consists of website development costs, sales and marketing salaries, as well as other expenses associated with marketing. We continue to utilize our working capital resources in sales and marketing in order to increase the distribution and demand for its products and to add content to its product lines along with adding additional channels of distribution.

General and administrative costs decreased by $8,864 primarily due to decreased professional fees during the three months ended March 31, 2018.

Total depreciation expense decreased by $864. We record archival images, and property and equipment at cost for purchases over $500. Archival images, property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from three to ten years. We capitalize direct costs associated with improvements to archival images, and property and equipment in accordance with ASC 360 – Property, Plant, and Equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease.

Other Expenses

We had other expenses of $13,979 for the three months ended March 31, 2018, as compared with other expenses of $48,505 for the same period ended 2017. The decrease in other expenses is a result of the decreased interest expense during the three months ended March 31, 2018.

Net Income (Loss)

We finished the three months ended March 31, 2018 with net income of $71,006, as compared to a loss of $257,340 during the three months ended March 31, 2017. The reasons for specific components are discussed above. Overall, we had an increase in revenue and resulting gross margin along with decreased operating expenses to support future growth.

Liquidity and Capital Resources

As of March 31, 2018, we had total current assets of $124,614 and current liabilities of $2,243,425, resulting in a working capital deficit of $2,118,811. This compares with the working capital deficit of $2,279,685 at December 31, 2017. This decrease in working capital deficit, as discussed in more detail below, is primarily the result of a decrease in current liabilities related to the reduction of deferred revenue and loans payable.

Our operating activities used $111,417 in the three months ended March 31, 2018 as compared with $215,617 used in operating activities in the three months ended March 31, 2017. Our negative operating cash flow in 2018 was largely the result of deferred revenue and payment of liabilities.

Investing activities used $0 in the three months ended March 31, 2018 compared with $48,390 in the three months ended March 31, 2017. Our negative investing cash flow in 2017 is largely the result of purchasing images, property and equipment. We anticipate that our investing expenditures will increase as we expand our collection.

Financing activities provided $117,610 in the three months ended March 31, 2018 compared with $226,061 provided in the three months ended March 31, 2017. Our positive financing cash flow in 2018 was largely the result of advances from related parties.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2018.

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

Off Balance Sheet Arrangements

As of March 31, 2018, there were no off balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2018, at reasonable assurance level, due to the following material weaknesses:

▪	ineffective control environment and lack of qualified full-time CFO who has SEC experience to focus on our financial affairs;
▪	lack of qualified and sufficient personnel, and processes to adequately and timely identify making any and all required public disclosures;
▪	deficiencies in the period-end reporting process and accounting policies;
▪	inadequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions;
▪	inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process;
▪	inadequate controls over maintenance of records;
▪	inadequate internal controls with respect to inventory transactions; and
▪	improper and lack of timely accounting for accounts such as prepaid expenses, accounts payable, accrued liabilities, and revenue.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended March 31, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on November 24, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

In April 2017, the board approved the issuance, but has not yet issued, 2,083,333 shares of common stock at fair value of $0.05 per share for 2015 services rendered by a consultant.

On March 30, 2018, the Company entered into agreements to grant 15,283,333, 10 year stock options with exercise prices ranging from $0.01 - $0.05 for services and settlement of accrued liabilities. However, on May 15, 2018, the Company’s board secured waivers and cancelled the option grant agreements until such time that the Company’s Board of Directors approve the Company’s stock incentive plan.

During the three months ended March 31, 2018, we repurchased 70,588  shares of common stock for $24,000  related to the Globe Photo Asset Purchase Agreement entered into on July 22, 2015.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 21, 2018 on its behalf by the undersigned thereunto duly authorized.

CAPITAL ART, INC.

/s/Stuart Scheinman
Stuart Scheinman Principal Executive Officer

/s/Scott C. Black
Scott C. Black Principal Financial and Accounting Officer

