Form 10-Q
period 2018-06-30
Globe Photos, Inc.
filed 2018-08-14
CIK 1527844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-55370

Globe Photos, Inc.

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 325,218,584 common shares as of August 9, 2018

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited); and
F-4	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

GLOBE PHOTOS, INC.

(Formerly CAPITAL ART, INC.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
Assets

Current Assets
Cash	$25,317	$1,297
Accounts receivable, net	29,730	44,548
Inventory, net	56,500	56,500
Prepaid expenses	35,582	12,765
Total Current Assets	147,129	151,110

Property and equipment, net	2,299,455	2,493,224
Security deposit	6,356	6,356
Intangible Assets, net	304,500	326,250

Total Assets	$2,757,440	$2,940,940

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$590,402	$540,947
Payable to Globe Photo, Inc.	10,000	10,000
Due to related parties	294,455	147,113
Notes payable - related parties	643,755	456,235
Notes payable, net of debt discount	355,000	417,500
Deferred revenue	50,000	75,000
Derivative liability	—	9,195
Loans payable, net of unamortized discounts	564,418	738,805
Total Current Liabilities	2,508,030	2,394,795

Total Liabilities	2,508,030	2,394,795

Stockholders' Equity

Preferred stock, $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017.	—	—
Common stock par value $0.0001: 450,000,000 shares authorized; 325,218,583 and 325,570,524 issued and outstanding as of June 30, 2018 and December 31, 2017	32,522	32,557
Additional paid in capital	4,331,766	4,124,243
Treasury stock; 0 and 258,823 shares as of June 30, 2018 and December 31, 2017.	—	(88,000)
Accumulated deficit	(4,114,878)	(3,522,655)
Stockholders' Equity	$249,410	546,145

Total Liabilities and Stockholders' Equity	$2,757,440	$2,940,940

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBE PHOTOS, INC.

(Formerly CAPITAL ART, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

License revenue	$83,818	$55,065	$314,593	$101,542
Image revenue	120,614	250,414	439,660	356,502
Total revenue	204,432	305,479	754,253	458,044

Cost of revenue	190,329	148,892	486,472	294,565

Gross margin	14,103	156,587	267,781	163,479

Operating expenses
Product development, sales and marketing	108,632	51,521	113,164	93,359
General and administrative	208,252	134,242	365,699	300,553
Depreciation and amortization	11,221	7,968	17,935	15,546

Total operating expenses	328,105	193,731	496,798	409,458

Loss from operations	(314,002)	(37,144)	(229,017)	(245,979)

Other income (expenses)
Loss of settlement of accrued liability	(208,322)	—	(208,322)	—
Interest expense	(145,715)	(25,285)	(164,079)	(64,023)
Change in fair value of derivative liabilities	4,810	20,430	9,195	10,663
Other income (expenses)	(349,227)	(4,855)	(363,206)	(53,360)

Net loss	(663,229)	(41,999)	(592,223)	(299,339)

Per-share data
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	325,221,721	325,476,408	325,288,172	325,507,778

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBE PHOTOS, INC.

(Formerly CAPITAL ART, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(592,223)	$(299,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228,441	225,585
Amortization of debt discount	4,597	24,318
Options issued for services	14,999	—
Loss of settlement of accrued liability	208,322	—
Change in fair value of embedded derivative	(9,195)	(10,663)
Changes in operating assets and liabilities:
Accounts receivable	14,818	(58,186)
Prepaid expenses	(22,817)	(44,976)
Inventory	—	(2,500)
Deferred revenue	(200,000)	—
Accounts payable and accrued liabilities	153,622	(68,278)
Net Cash Used In Operating Activities	(199,436)	(234,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for minority investment in business	—
Purchase of archival images, property and equipment	(12,922)	(107,202)
Net Cash Provided By (Used In) Investing Activities	(12,922)	(107,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	150,000	200,000
Repayment of loans payable	(3,984)	(7,195)
Proceeds from related party advances	147,342	164,725
Repayment of related party advances	—	(19,725)
Proceeds from notes payable	—	25,000
Repayment of note payable	—	(35,000)
Proceeds from note payable - related party	—	(7,569)
Repayment of note payable - related party	(24,980)	—
Purchase of treasury stock	(32,000)	(32,000)
Net Cash Provided By Financing Activities	236,378	288,236

Net Change in Cash	24,020	(53,005)

Cash - Beginning of Period	1,297	54,034

Cash - End of Period	$25,317	$1,029

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$11,219	$10,609

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of third party notes by related party	$212,500	$—
Options issued to settle accrued liabilities	$104,167	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

1.	ORGANIZATION AND BUSINESS OPERATIONS

Globe Photos, Inc. (“we”, “our”, the “Company”) sells and manages classic and contemporary, limited edition photographic images and reproductions, with a focus on iconic celebrity images. The Company also makes available its images for publications and merchandising. The Company aims to become a leading global photography marketing and distribution company by acquiring rights and ownership to collections of rare iconic negatives and photographs, and to establish worldwide wholesale and retail sales channels.

On June 6, 2018, we filed a Certificate of Merger with the Secretary of State of Delaware in order to effectuate a merger with our wholly-owned subsidiary, Globe Photos, Inc. Shareholder approval was not required pursuant to the Delaware General Corporation Law. As part of the merger, our board of directors authorized a change in our name to “Globe Photos, Inc.” and our Certificate of Incorporation has been amended to reflect this name change.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2018, the Company had $25,317 cash on hand. At June 30, 2018 the Company has an accumulated deficit of $4,114,878. For the six months ended June 30, 2018, the Company had a net loss of $592,223 and cash used in operations of $199,436.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the six months ended June 30, 2018 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2017 as filed with the SEC pursuant to Rule 12(b) under the Securities Act of 1934.

The consolidated balance sheet as of December 31, 2017, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the year ended December 31, 2018.

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

The accompanying unaudited consolidated financial statements represent the results of operations, financial position and cash flows of Globe Photos, Inc., and its 100% owned subsidiary Capital Art, LLC for the three and six months ended June 30, 2018 and 2017. All inter-company balances and transactions have been eliminated.

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

Revenue Recognition

The Company recognizes revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by ASC 605 – Revenue Recognition. Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date. On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our consolidated statements of operations for the three and six months ended June 30, 2018 as a result of applying Topic 606.

The Company’s other revenue represent payments based on net sales from brand licensees for content reproduction rights. These license agreements are held in conjunction with third parties that are responsible for collecting fees due and remitting to the Company its share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees. Revenues from royalties as of June 30, 2018 and 2017 were insignificant.

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

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s derivative liability measured at fair value on a recurring basis was determined using the following inputs:

Fair Value Measurements at June 30, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Put option derivative liability	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Put option derivative liability	$9,195	$—	$—	$9,195

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Embedded Derivative Liability
	June 30, 2018	December 31, 2017
Balance beginning of period	$9,195	$57,922
Change in fair market value of derivative liability	(9,195)	(48,727)
Balance end of period	$—	$9,195

The Company’s derivative instruments were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.17; b) risk-free rate of 1.63%; c) volatility factor of 276%; d) dividend yield of 0% and e) remaining term of 0.14 years. During the six months ended June 30, 2018, all derivative instruments were settled by the Company.

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

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

Per the agreement, $180,000 in cash was held in reserve by the Company against Globe’s full performance and compliance with all terms of the agreement. This amount is to be released to Globe at the rate of $10,000 per month beginning August 22, 2015. As of December 31, 2017 and 2016, the total reserve payable to Globe Photos, Inc. is $10,000.

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

As a form of liquidity protection, Globe shall have limited put options in connection with the common stock beginning eighteen (18) months after the closing date, whereas the Company shall have up to fifteen (15) successive monthly options, with no less than thirty (30) days’ notice for each, which requires the Company to repurchase from Globe up to 1/15th of the shares of common stock in Globe’s possession that were granted in connection with the agreement, at a price per share equity to the market price per share ($0.34) on the effective date of the original share transfer to Globe. The exercise of any put option is not conditioned upon exercise of any prior put option. Beginning in January 2017, Globe exercised its option and elected to sell 1/15th of the shares of common stock for $8,000 per month. As of June 30, 2018, the Company has repurchased 352,941 shares from Globe for cash payments of $120,000.

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2018 and December 31, 2017 comprise of the following:

	June 30,	December 31,	Estimated Useful
	2018	2017	Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	952,265	939,343	10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	72,687	72,687	3 – 5 years
Furniture and fixtures	83,666	83,666	7 years
	3,891,064	3,878,142
Less accumulated deprecation	(1,591,609)	(1,384,918)
Total archival images, property and equipment, net	$2,299,455	$2,493,224

Depreciation expense was $206,691, and $203,835 for the six months ended June 30, 2018 and 2017, respectively of which $210,507 and $210,039 are reported in cost of revenue, respectively.

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

6.	INTANGIBLE ASSETS, NET

Identifiable intangible assets comprise of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net book value	Gross Carrying Amount	Accumulated Amortization	Net book value
Intangible assets with determinable lives:

Content provider and photographic agreements	$400,000	$120,000	$280,000	$400,000	$100,000	$300,000
Copyrights	35,000	10,500	24,500	35,000	8,750	26,250
Total	$435,000	$130,500	$304,500	$435,000	$108,750	$326,250

Amortization expense in connection with the photographic agreements and copyrights for the six months ended June 30, 2018 and 2017 was $21,750  and is included in cost of revenue in the consolidated statements of operations. Estimated amortization expense over the next five years is $43,500 per year.

7.	NOTES PAYABLE

On September 28, 2015, the Company entered into a promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. The note matured on September 28, 2016. Effective September 28, 2016, the note was extended to March 31, 2017 and is secured by approximately 240,000 vintage photographs. Interest accrues at the rate of 10% per annum and is payable monthly beginning October 28, 2015. Accrued interest payable due under the note agreement was $13,904 and $15,154 at June 30, 2018 and December 31, 2017, respectively. The note was further extended to July 31, 2017 and then to December 31, 2017. Effective March 30, 2018, the note was extended to June 30, 2018. Effective June 30, 2018 the note was extended to August 31, 2018.

On April 1, 2016, the Company entered into a unsecured promissory note agreements with unrelated parties for working capital purposes for total proceeds of $25,000. The promissory notes matured on December 1, 2017 and on March 30, 2018 was extended through June 30, 2018 and on June 30, 2018 was further extended to December 31, 2018 and bear interest at the rate of 6% per annum. Accrued interest payable due under the unsecured note agreement was $3,380 and $2,630 as of June 30, 2018 and December 31, 2017, respectively.

On April 7, 2016, an unrelated party advanced the Company $75,000 plus an original issue discount of $25,000 for the purchase of a Marilyn Monroe archive. The advance is secured by the archive for which it was used and is to be repaid on or before April 7, 2017. As of May 3, 2017, the note was extended to December 31, 2017, as of March 28, 2018, was extended to June 30, 2018, and on June 30, 2018 was further extended to September 30, 2018. The Company has agreed to pay 50% of the proceeds derived from the Marilyn Monroe archives up to a guaranteed total of $100,000. Once the $100,000 is paid, the Company has no further obligations. As of June 30, 2018 and December 31, 2017, a balance of $20,000 remains outstanding, respectively.

On December 20, 2017, the Company entered into a short-term unsecured note with an unrelated party for working capital purposes for total proceeds of $10,000. As of June 30, 2018, the note was still outstanding.

On April 13, 2018, the Company entered into an unsecured promissory note agreements with an unrelated party for total proceeds of $150,000. The note is due upon demand and carries an interest rate of 15% and is guaranteed by a shareholder and director of the Company. Accrued interest payable due under the unsecured note agreement was $22,500 and $0 as of June 30, 2018 and December 31, 2017, respectively.

The Company evaluated the modification of the notes resulting from the extensions in maturity dates under ASC 470-50 and determined that the modifications were not considered substantial and would not qualify for extinguishment accounting under such guidance.

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

8.	RELATED PARTY TRANSACTIONS

Notes payable to related parties

In December 2015, the Company entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. The note bears interest at the rate of 10% per annum, and is payable on the 1st day of each month commencing in February 2016. On February 15, 2016, the Company entered into an additional promissory note agreement with the same unrelated party for additional proceeds of $62,500 and under the same terms as the first note. As of June 30, 2018 and December 31, 2017, the balance of $162,500 remains outstanding. Both notes are secured by certain inventory and archival images of the Company in the amount of up to $200,000. Accrued interest payable due under the unsecured note agreement was $42,537 and $34,412 as of June 30, 2018 and December 31, 2017, respectively. The notes matured on December 31, 2017; however, on January 22, 2018, the outstanding balance on the notes was purchased by a related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. All the accrued interest through the December 31, 2017, was still due to the original noteholder.

On April 5, 2016, the Company entered into a unsecured promissory note agreements with an unrelated party for working capital purposes for total proceeds of $50,000. The promissory notes matured in December 2017 and bear interest at the rate of 6% per annum. However, on January 22, 2018, the outstanding balance on the notes was purchased by a related party and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Accrued interest payable due under the unsecured note agreement was $6,727 and $5,228  as of June 30, 2018 and December 31, 2017, respectively. All the accrued interest through the December 31, 2017, was still due to the original noteholder.

On August 1, 2013 the Company entered into an unsecured promissory note agreement with a related party Dino Satallante for $100,000. The loan bears interest at the rate of 5% per annum. During the six months ended June 30, 2018, the Company made payment of $7,480. As of June 30, 2018 and December 31, 2017, $53,655 and $61,355 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the six months ended June 30, 2018 and 2017 was $1,341 and $1,214  respectively. The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective March 30, 2018, the note agreement was extended to June 30, 2018 and on June 30, 2018, the note was further extended to December 31, 2018.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar an entity owned and controlled by Sam Battistone, a Company officer and director and a principal shareholder, and Dino Satallante, a beneficial interest shareholders of the Company, for working capital purposes. The loans bear interest at the rate of 6% per annum. The loans matured on September 10, 2015, and were extended to December 31, 2016. In December 2016, both loans were extended to December 31, 2017 and on March 30, 2018, the notes were extended to June 30, 2018 and on June 30, 2018, the note was further extended to December 31, 2018. As of June 30, 2018, $20,500 and $600 was outstanding to Dino Satallante and Dreamstar, respectively at December 31, 2017, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively.  Interest expense in connection with the two unsecured promissory note agreements for the six months ended June 30, 2018 and 2017 was $633  and 579, respectively.

Effective July 21, 2015, the Company entered into a promissory note agreement with a related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds were used for working capital purposes. The note matured on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the six months ended June 30, 2018 and 2017 was $9,600. Per the terms of the agreement the Company incurred loan fees totaling $8,000 which were fully amortized in 2016. Effective March 30, 2018 the note was extended to June 30, 2018, and on June 30, 2018, the note was further extended to December 31, 2018.

On April 4, 2016 the Company entered into a secured promissory note agreement with Premier Collectibles, a beneficial interest shareholder for total proceeds of $65,000 to be used for acquisition of archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection which the proceeds were used and matured on April 1, 2017. On March 30, 2018, the note was extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense on the note was $2,600 for the six months ended June 30, 2018 and 2017.

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

On April 15, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matured on December 15, 2017. However, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand.. Interest expense was $1,500 and $1,000  for the six months ended June 30, 2018 and 2017, respectively. All the accrued interest through the December 31, 2017, was still due to the original noteholder.

On October 3, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2017. However, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $1,500 for the six months ended June 30, 2018 and 2017. All the accrued interest through the December 31, 2017, was still due to the original noteholder.

On December 2, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $31,500. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2017. However, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand.. Interest expense was $945 for the six months ended June 30, 2018 and 2017, respectively. All the accrued interest through the December 31, 2017, was still due to the original noteholder.

The Company evaluated the modification of the notes resulting from the extensions in maturity dates under ASC 470-50 and determined that the modifications were not considered substantial and would not qualify for extinguishment accounting under such guidance.

Due To Related Parties

The following table summarizes amounts due to related parties for cash advances and expenses paid for on the behalf of the Company as of June 30, 2018 and December 31, 2017. The amounts due are non-interest bearing and due upon demand. These amounts have been included in the consolidated balance sheets as current assets due from related parties and current liabilities due to related parties, respectively.

	June 30, 2018	December 31, 2017
Due to related parties:
ICONZ Art, LLC, beneficial interest shareholder	266,423	$119,081
MSN Holding Co., beneficial interest shareholder	12,947	12,947
Premier Collectibles, beneficial interest shareholder	15,085	15,085
Total due to related parties	$294,455	$147,113

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

9.	COMMITMENTS AND CONTINGENCIES

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

Accordingly, the Company has estimated the cash flows associated with the images and determined a discount of $151,316 which is being accounted as interest expense over a 10-year estimated life of the asset based on expected future revenue streams. For the six months ended June 30, 2018 and 2017, interest expense related to these loans amounted to $14,597  and $11,153 respectively, which has been included in interest expense and a corresponding increase in loans payable. During the six months ended June 30, 2018 and 2017, the Company made payments of $3,984 and $7,195  to the loan holders, respectively. As of June 30, 2018, loan payable net of unamortized debt discount amounted $364,418.

Asset purchase agreements

On March 3, 2017, the Company entered into an agreement to sell 20% of its ownership in a certain photographic archive asset for $200,000. As part of the agreement the buyer received preferential distributions of their entire purchase price of the asset. If however the entire purchase price is not paid back after 24 months then all net revenues from the Company will be paid to the buyer until the full purchase price has been paid. On March 30, 2018, the Company entered into an addendum to the agreement to remove the preferential distributions clause from the agreement. Additionally, on May 1, 2018, the Company entered into a second addendum to the agreement whereby the Company agreed to repay the seller the total purchase price of $200,000 and 1,000,000 shares of common stock within 120 days of the effective date of the agreement. The Company valued the 1,000,000 shares at $100,000 as  of the agreement date and recorded the value as interest expense during the six months ended June 30, 2018.

The Company accounted for the above transaction as debt and recognized the amount received as a loan payable. As of June 30, 2018, other debt, net of unamortized debt discount amounted to $200,000.

On July 21, 2017, the Company entered into an agreement to sell 25% of its ownership in a certain photographic archive asset for $175,000. As part of the agreement the buyer received preferential distributions of their entire purchase price of the asset plus a 30% return. If however the entire purchase price is not paid back after 24 months then all net revenues from the Company will be paid to the buyer until the full purchase price plus a 30% return has been paid. During the six months ended June 30, 2018, the Company entered into an addendum to the agreement to remove the preferential distributions clause from the agreement. As such, the Company has reclassified the debt to revenue for the six months ended June 30, 2018.

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

License Agreements

Effective June 1, 2016 the Company entered into three separate non-exclusive license agreements use of licensed images and trademarks through December 31, 2019. Under the terms of the agreements, the Company is required to pay royalties of 10% on net sales. The agreements call for combined annual guaranteed minimum royalties per year of $150,000 based on combined minimum sales of $1,500,000 per year. As of June 30, 2018, the Company has paid $25,000 toward the guaranteed royalties.

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

Future minimum lease payments are below:

2018	$21,441
2019	36,807
Total	$58,248

The Company leases various corporate housing from unrelated third parties for terms that range from month-to-month to one year. The Company also rents office space on a month-to-month basis in New York at rate of $850 per month.

Total rent expense for six months ended June 30, 2018 and 2017 was $27,442 and $26,791, respectively, in connection with the operating lease agreements.

10.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of June 30, 2018, there were no shares of Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue up to 450,000,000 shares of common stock with a par value of $0.0001. As of June 30, 2018, and December 31, 2017, there were 325,218,583 and 325,570,524 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2018, the Company repurchased 94,118 shares of common stock for $32,000 related to the Globe Photo Asset Purchase Agreement entered into on July 22, 2015. As of June 30, 2018, the Company has repurchased 352,941 shares from Globe for total cash payments of $120,000

Capital Art, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

STOCK OPTIONS

The following is a summary of stock option activity during six months ended June 30, 2018.

On June 1, 2018, the Company granted 2,183,333, 10-year stock options of which 2,083,333 was in lieu of common stock with exercise prices of $0.01 valued at $327,488 for services and settlement of $104,167 in accrued liabilities. The difference between the fair value of the options and accrued liability was recorded as a loss on settlement of accrued liability in the amount of $208,322 during the six months ended June 30, 2018. The options were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.15; b) risk-free rate of 2.89%; c) volatility factor of 238%; d) dividend yield of 0%

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2017	100,000	$$0.10
Options granted and assumed	2,183,333	$$0.01
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance outstanding, June 30, 2018	2,283,333	$$0.01
Balance exercisable, June 30, 2018	2,283,333	$$0.01

11.	SUBSEQUENT EVENTS

Subsequent to June 30, 2018, Company entered into various debt extension agreements with noteholders extending the payment terms of certain notes with term ranging from due on demand through December 31, 2018. (See Note 7 and Note 8)

Subsequent to June 30, 2018, the Company entered issued various convertible notes for total proceeds of $1,480,000. The notes matured on April 30, 2019, bear interest at the rate of 10% per annum, and are convertible along with accrued interest at $0.10 per share at the option of the note holders.

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

Overview and History

We were originally incorporated on September 20, 2004, in the State of Delaware under the name “Blog8.” Since incorporation, we have changed our name numerous times and have been known as “Securiteyes,” “Medify Solutions Limited,” “Petel Incorporated” and “Gleeworks, Inc.” We amended our Certificate of Incorporation and changed our name to Capital Art, Inc. on April 28, 2011. On June 6, 2018, we changed our name to Globe Photos, Inc.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended June 30, 2018 was $204,432, compared with $305,479 for the three months ended June 30, 2017. Our total revenue reported for the six months ended June 30, 2018 was $754,253, compared with $458,044 for the three months ended June 30, 2017, the increase in revenue was primarily driven by a $213,051 or 210% increase in license revenue.

The decrease in revenue for the three months ended June 30, 2018 over the same period ended 2017 is largely the result of the following: (i) our auction has been postponed from Q2 2018 to Q3 2018, as we had acquired another photo agency, Retna USA, and we wanted to include vintage prints and negatives into the auction; (ii) a new retail program with Restroation Hardware was pushed from Q2 2018 to Q3 2018; and (iii) a large sale through our interior design division was pushed back to Q3 2018. In addition, we have spent considerable time on a potential acquisition, which held the attention of our management team for the past 6 months.

For the six months ended June 30, 2018, the collectibles division accounted for over 70% of total revenues. Management has instituted aggressive direct-to-consumer marketing, implemented programs with third-party re-sellers as well as bricks and mortar, and online retailers. We have also continued to enhance and market our licensing division, Globe Photos, LLC. Additionally, we have invested considerable time and monies in the development of software to more efficiently ingest images and push them through to our retail and licensing channels that is expected to help scale each division considerably.

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

Cost of Revenues

Our total cost of revenues for the three months ended June 30, 2018 increased to $190,329, compared with $148,892 for the three months ended June 30, 2017. Our total cost of revenues for the six months ended June 30, 2018 increased to $486,472, compared with $294,565 for the six months ended June 30, 2017. The increase in cost of revenue is due to increased depreciation and amortization expenses during the current period.

Operating Expenses

Operating expenses increased to $328,105 for the three months ended June 30, 2018 from $193,731 for the three months ended June 30, 2017. Operating expenses increased to $496,798 for the six months ended June 30, 2018 from $409,458 for the six months ended June 30, 2017. The detail by major category is reflected in the table below.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Product development, sales and marketing	$108,632	$51,521	$113,164	$93,359
General and administrative	208,252	134,242	365,699	300,553
Depreciation expense	11,221	7,968	17,935	15,546

Total operating expenses	$328,105	$193,731	$496,798	$409,458

The main reason for the overall increase in operating expenses in 2018 was an increase in the general and administrative expense category.

Product development, sales and marketing expenses increased in both the three and six months ended June 30, 2017 over the same periods in 2017. Product development, sales and marketing expenses primarily consists of website development costs, sales and marketing salaries, as well as other expenses associated with marketing. We continue to utilize our working capital resources in sales and marketing in order to increase the distribution and demand for its products and to add content to its product lines along with adding additional channels of distribution.

General and administrative costs also increased in 2018 over 2017 for both periods as a result of expenses related to professional fees.

Total depreciation expense also increased in 2018 over 2017. We record archival images, and property and equipment at cost for purchases over $500. Archival images, property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from three to ten years. We capitalize direct costs associated with improvements to archival images, and property and equipment in accordance with ASC 360 – Property, Plant, and Equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease.

Other Expenses

We had other expenses of $349,227 for the three months ended June 30, 2018, as compared with other expenses of $4,855 for the same period ended 2017. We had other expenses of $363,206 for the six months ended June 30, 2018, as compared with other expenses of $53,360 for the same period ended 2017. The increase in other expenses is primarily a result of 2,083,000 options valued at $312,489 issued to settle $104,167 in debt, resulting in a loss on settlement of accrued liability of $208,322 and $164,079 in interest expense, which primarily consist of our obligation to issue 1,000,000 shares of common stock valued $100,000 to amend a purchase agreement.

Net Loss

We finished the three months ended June 30, 2018 with a loss of $663,229, as compared to a loss of $41,999 during the three months ended June 30, 2017. We finished the six months ended June 30, 2018 with a loss of $592,223, as compared to a loss of $299,339 during the three months ended June 30, 2017. The reasons for specific components are discussed above. Overall, we had an increase in revenue and resulting gross margin along with increased operating expenses to support future growth.

Liquidity and Capital Resources

As of June 30, 2018, we had total current assets of $147,129 and current liabilities of $2,508,030, resulting in a working capital deficit of $2,360,901. This compares with the working capital deficit of $ 2,279,685 at December 31, 2017. This increase in working capital deficit, as discussed in more detail below, is primarily the result of an increase in notes payable and related party notes payable.

Our operating activities used $199,436 in the six months ended June 30, 2018 as compared with $234,039 used in operating activities in the six months ended June 30, 2017. Our negative operating cash flow in 2018 was largely the result of our net loss and deferred revenue, offset by depreciation and amortization and the loss on settlement of accrued liabilities.

Investing activities used $12,922 in the six months ended June 30, 2018 compared with $107,202 in the six months ended June 30, 2017. Our negative investing cash flow in 2017 is largely the result of purchasing images, property and equipment. We anticipate that our investing expenditures will increase as we expand our collection.

Financing activities provided $236,378 in the six months ended June 30, 2018 compared with $288,236 provided in the six months ended June 30, 2017. Our positive financing cash flow in 2018 was largely the result of related party advances and loans payable.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended June 30, 2018.

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

Off Balance Sheet Arrangements

As of June 30, 2018, there were no off balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2018, at reasonable assurance level, due to the following material weaknesses:

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended June 30, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 1, 2018, we granted 2,183,333 10-year stock options with exercise prices of $0.01 valued at $327,488 for services and settlement of accrued liabilities.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 14, 2018 on its behalf by the undersigned thereunto duly authorized.

GLOBE PHOTOS, INC.

/s/Stuart Scheinman
Stuart Scheinman Principal Executive Officer

/s/Scott C. Black
Scott C. Black Principal Financial and Accounting Officer

