Form 10-Q
period 2018-09-30
Globe Photos, Inc.
filed 2018-11-14
CIK 1527844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 326,428,584  common shares as of November 12, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited); and
F-4	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

GLOBE PHOTOS, INC.

(Formerly CAPITAL ART, INC.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
Assets

Current Assets
Cash	$988,535	$1,297
Accounts receivable, net	42,199	44,548
Inventory, net	56,500	56,500
Prepaid expenses	42,727	12,765
Total Current Assets	1,129,961	115,110

Deposit on acquisition	865,000	—
Property and equipment, net	2,196,572	2,493,224
Security deposit	6,356	6,356
Intangible Assets, net	293,625	326,250

Total Assets	$4,491,514	$2,940,940

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$655,347	$540,947
Payable to Globe Photo, Inc.	10,000	10,000
Due to related parties	287,455	147,113
Notes payable - related parties	639,415	456,235
Notes payable, net of debt discount	185,000	417,500
Deferred revenue	17,772	75,000
Derivative liability	—	9,195
Loans payable, net of unamortized discounts	568,669	738,805
Convertible notes, net of debt discount and issuance costs	430,983	—
Convertible notes - related party, net of debt discount	87,549	—
Total Current Liabilities	2,882,190	2,394,795

Total Liabilities	2,882,190	2,394,795

Stockholders' Equity

Preferred stock, $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017.	—	—

Common stock par value $0.0001: 450,000,000 shares authorized; 326,218,583 and 325,570,524 issued and outstanding as of September 30, 2018 and December 31, 2017	32,622	32,557
Additional paid in capital	6,666,466	4,124,243
Treasury stock; 0 and 258,823 shares as of September 30, 2018 and December 31, 2017.	—	(88,000)
Accumulated deficit	(5,089,764)	(3,522,655)
Stockholders' Equity	1,609,324	546,145

Total Liabilities and Stockholders' Equity	$4,491,514	$2,940,940

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBE PHOTOS, INC.

(Formerly CAPITAL ART, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

License revenue	$50,693	$39,947	$365,286	$141,489
Image revenue	146,814	434,474	586,474	790,976
Total revenue	197,507	474,421	951,760	932,465

Cost of revenue	206,957	300,933	693,429	595,498

Gross margin	(9,450)	173,488	258,331	336,967

Operating expenses
Product development, sales and marketing	100,840	57,252	214,004	150,611
General and administrative	291,533	151,075	657,232	451,628
Depreciation and amortization	9,022	8,025	26,957	23,571

Total operating expenses	401,395	216,352	898,193	625,810

Loss from operations	(410,845)	(42,864)	(639,862)	(288,843)

Other income (expenses)
Loss of settlement of accrued liabilities	—	—	(208,322)	—
Interest expense	(564,041)	(23,324)	(728,120)	(87,347)
Gain on sale of property and equipment	—	50,000	—	50,000
Change in fair value of derivative liabilities	—	3,418	9,195	14,081
	—	—	—	—
Other income (expenses)	(564,041)	30,094	(927,247)	(23,266)

Net loss	(974,886)	(12,770)	(1,567,109)	(312,109)

Per-share data
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	326,001,192	325,382,292	325,528,121	325,382,292

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBE PHOTOS, INC.

(Formerly CAPITAL ART, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2018	September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,567,109)	$(312,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	342,200	340,098
Amortization of debt discount	517,075	30,123
Options issued for services	14,999	—
Loss of settlement of accrued liabilities	208,322	—
Change in fair value of embedded derivative	(9,195)	(14,081)
Gain on sale of property and equipment	—	(50,000)
Changes in operating assets and liabilities:
Accounts receivable	2,349	81,988
Prepaid expenses	(29,962)	(38,339)
Inventory	—	(2,500)
Deferred revenue	(232,228)
Accounts payable and accrued liabilities	218,567	(165,898)
Net Cash Used In Operating Activities	(534,982)	(130,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of archival images, property and equipment	(12,923)	(124,407)
Deposit on acquisition	(865,000)	—
Proceeds from sale of property and equipment	—	50,000
Net Cash Used In Investing Activities	(877,923)	(74,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	—	200,000
Repayment of loans payable	(5,303)	(11,863)
Proceeds from related party advances	140,342	164,725
Repayment of related party advances	—	(44,725)
Proceeds from notes payable	150,000	25,000
Repayment of note payable	(170,000)	(85,000)
Repayment of note payable - related party	(29,320)	(11,309)
Proceeds from convertible notes payable, net	1,821,424	—
Proceeds from convertible notes payable, net - related party	500,000	—
Proceeds from the sale of common stock	25,000	—
Purchase of treasury stock	(32,000)	(64,000)
Net Cash Provided By Financing Activities	2,400,143	172,828

Net Change in Cash	987,238	(32,297)

Cash - Beginning of Period	1,297	54,034

Cash - End of Period	$988,535	$21,737

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$13,762	$16,882

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of third party notes by related party	$212,500	$—
Options issued to settle accrued liabilities	$104,157	$—
Beneficial conversion feature on convertible debt	$2,309,800	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2018, the Company had $988,535 cash on hand. At September 30, 2018 the Company has an accumulated deficit of $5,089,764. For the nine months ended September 30, 2018, the Company had a net loss of $1,567,109 and cash used in operations of $534,982. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the nine months ended September 30, 2018 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2017, as filed with the SEC.

The consolidated balance sheet as of December 31, 2017, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the year ending December 31, 2018.

The accompanying unaudited consolidated financial statements represent the results of operations, financial position and cash flows of Globe Photos, Inc., and its 100% owned subsidiaries Capital Art, LLC and Globe Photos, LLC for the three and nine months ended September 30, 2018 and 2017. All inter-company balances and transactions have been eliminated.

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

Inventory

The Company’s inventory is comprised of rare photos of movie stars and other famous people and is stated at the lower of cost or net realizable value. Direct labor and raw material costs associated with the process of making the photos available for sale are also included in inventory at cost. These costs are expensed to cost of sales pro-ratably as sold.

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

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our consolidated statements of operations for the three and nine months ended September 30, 2018 as a result of applying Topic 606.

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

The Company’s other revenue represent payments based on net sales from brand licensees for content reproduction rights. These license agreements are held in conjunction with third parties that are responsible for collecting fees due and remitting to the Company its share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees. Revenues from royalties as of September 30, 2018 and 2017 were insignificant or realizable based on royalty reporting received from licensees. Revenues from royalties as of September 30, 2018 and 2017 were insignificant.

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

September 30, 2018 and 2017

(Unaudited)

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s derivative liability measured at fair value on a recurring basis was determined using the following inputs:

Fair Value Measurements at September 30, 2018
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

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Embedded Derivative Liability
	September 30,	December 31,
	2018	2017
Balance beginning of period	$9,195	$57,922
Change in fair market value of derivative liability	(9,195)	(48,727)
Balance end of period	$-	$9,195

The Company’s derivative instruments were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.17; b) risk-free rate of 1.63%; c) volatility factor of 276%; d) dividend yield of 0% and e) remaining term of 0.14 years. During the nine months ended September 30, 2018, all derivative instruments were settled by the Company.

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

Per the agreement, $180,000 in cash was held in reserve by the Company against Globe’s full performance and compliance with all terms of the agreement. This amount is to be released to Globe at the rate of $10,000 per month beginning August 22, 2015. As of September 30, 2018 and December 31, 2017, the total reserve payable to Globe Photos, Inc. is $10,000.

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

The Agreement called for the Common stock to be transferred to Globe sixty (60) days after closing subject to satisfaction of successful termination of certain subagent agreements by Globe. Globe retained these certain subagent agreements but was not able to successfully terminate these agreements. As such, the amount payable in common stock of the Company was reduced by $30,000, thereby reducing the total purchase price of the assets acquired from $400,000 to $370,000. Under the terms of the Agreement the Company issued 352,941 shares of its common stock based on the closing price of the Company’s common shares as traded on the OTC market on the measurement date July 22, 2015 of $0.34 per share for a total of $120,000.

The Company evaluated the Asset Purchase Agreement in accordance with ASC 805 – Business Combinations which notes the threshold requirements of a business combination that includes the expanded definition of a “business” and defines elements that are to be present to be determined whether an acquisition of a business occurred. No “activities” of Globe were acquired. Instead, the Company obtained control of a set of inputs (the acquired assets). Thus, the Company determined agreement is an acquisition of assets, not an acquisition of a business in accordance with ASC 805. The total purchase price of $370,000 in connection with the assets acquired is included in archival images, and property and equipment, net, in the consolidated balance sheets.

As a form of liquidity protection, Globe shall have limited put options in connection with the common stock beginning eighteen (18) months after the closing date, whereas the Company shall have up to fifteen (15) successive monthly options, with no less than thirty (30) days’ notice for each, which requires the Company to repurchase from Globe up to 1/15th of the shares of common stock in Globe’s possession that were granted in connection with the agreement, at a price per share equity to the market price per share ($0.34) on the effective date of the original share transfer to Globe. The exercise of any put option is not conditioned upon exercise of any prior put option. Beginning in January 2017, Globe exercised its option and elected to sell 1/15th of the shares of common stock for $8,000 per month. As of September 30, 2018, the Company has repurchased 352,941 shares from Globe for cash payments of $120,000.

5.	PHOTOFILE ASSET PURCHASE AGREEMENT

On October 11, 2018, the Company entered into an Asset Purchase Agreement with Photo File, Inc., a New York corporation, along with its related company Sportphotos.com (collectively, the “Seller”) and Charles Singer, its CEO and principal shareholder. (See Note 13).

In connection with the above agreement, the Company has advanced $865,000 to the Seller as of September 30, 2018 toward the purchase price of the Asset Purchase Agreement. The advance is reported as a deposit on acquisition as of September 30, 2018 in the consolidated balance sheet.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2018 and December 31, 2017 comprise of the following:

	September 30, 2018	December 31, 2017	Estimated Useful Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	952,265	939,343	10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	72,687	72,687	3 – 5 years
Furniture and fixtures	83,666	83,666	7 years
	3,891,064	3,878,142
Less accumulated deprecation	(1,694,492)	(1,384,918)
Total archival images, property and equipment, net	$2,196,572	$2,493,224

Depreciation expense was $309,575, and $307,473 for the nine months ended September 30, 2018 and 2017, respectively, of which $282,618 and $283,902 are reported in cost of revenue, respectively.

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

7.	INTANGIBLE ASSETS, NET

Identifiable intangible assets comprise of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net book value	Gross Carrying Amount	Accumulated Amortization	Net book value
Intangible assets with determinable lives:

Content provider and photographic agreements	$400,000	$130,000	$270,000	$400,000	$100,000	$300,000
Copyrights	35,000	11,375	$23,625	35,000	8,750	$26,250
Total	$435,000	$141,375	$293,625	$435,000	$108,750	$326,250

Amortization expense in connection with the photographic agreements and copyrights for the nine months ended September 30, 2018 and 2017 was $32,625 and is included in cost of revenue in the consolidated statements of operations. Estimated amortization expense over the next five years is $43,500 per year.

8.	NOTES PAYABLE

On September 28, 2015, the Company entered into a promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. Interest accrues at the rate of 10% per annum and is payable monthly beginning October 28, 2015. The note matured on September 28, 2016. Effective September 28, 2016, the note was extended to March 31, 2017 and is secured by approximately 240,000 vintage photographs. The note was further extended to July 31, 2017 and then to December 31, 2017. Effective March 30, 2018, the note was extended to June 30, 2018. Effective June 30, 2018 the note was extended to August 31, 2018. During the nine months ended September 30, 2018, the Company made a payment of $150,000 to settle principal balance of the note.

On April 1, 2016, the Company entered into an unsecured promissory note agreement with unrelated parties for working capital purposes for total proceeds of $25,000. The promissory notes matured on December 1, 2017 and on March 30, 2018 was extended through June 30, 2018 and on June 30, 2018 was further extended to December 31, 2018 and bear interest at the rate of 6% per annum. Accrued interest payable due under the unsecured note agreement was $3,380 and $2,630 as of September 30, 2018 and December 31, 2017, respectively.

On April 7, 2016, an unrelated party advanced the Company $75,000 plus an original issue discount of $25,000 for the purchase of a Marilyn Monroe archive. The advance is secured by the archive for which it was used and is to be repaid on or before April 7, 2017. As of May 3, 2017, the note was extended to December 31, 2017; on March 28, 2018, the note was extended to June 30, 2018; and on June 30, 2018, the note was further extended to September 30, 2018. The Company has agreed to pay 50% of the proceeds derived from the Marilyn Monroe archives up to a guaranteed total of $100,000. Once the $100,000 is paid, the Company has no further obligations. As of September 30, 2018, and December 31, 2017, a balance of $0 and $20,000 remains outstanding, respectively.

On December 20, 2017, the Company entered into an on demand unsecured note with an unrelated party for working capital purposes for total proceeds of $10,000. As of September 30, 2018, the note was still outstanding.

On April 13, 2018, the Company entered into an unsecured promissory note agreement with an unrelated party for total proceeds of $150,000. The note is due upon demand and carried an interest rate of 15% and is guaranteed by a shareholder and director of the Company. Accrued interest payable due under the unsecured note agreement was $22,500 and $0 as of September 30, 2018 and December 31, 2017, respectively.

The Company evaluated the modification of the notes resulting from the extensions in maturity dates under ASC 470-50 and determined that the modifications were not considered substantial and would not qualify for extinguishment accounting under such guidance.

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

9.	CONVERTIBLE NOTES

From July 2018 to September 30, 2018, we issued convertible promissory notes in the aggregate principal amount of $2,069,800 to several accredited investors through a private placement. The convertible notes bear interest at a rate of 10% per annum, mature on April 30, 2019 and are secured by certain archival images owned by the Company. The notes and accrued interest are convertible at the option of the noteholder into our common stock at $0.10 per share but will mandatorily convert to common stock at the same price upon an up list to a national exchange and will have piggyback registration rights to register the shares of common stock underlying the conversion of the notes.

The Company evaluated the convertible debentures under ASC 470-20 and recognized a debt discount of $1,809,800 related to the beneficial conversion feature (“BCF”) with a corresponding credit to additional paid-in capital. The debt discount is being accreted to interest expense over the term of the notes.

As part of the private placement, the Company paid a consultant financing fees equivalent to 12% of the gross proceeds received from the issuance of convertible notes or $248,376 which was recorded as a debt discount and accreted to interest expense over the term of the notes. The Company is also required to issue an equity fee in the form of warrants with an exercise price of $0.10 per share equivalent to 10% of amounts raised. Likewise, upon receipt of $1.5 million proceeds from the financing, the Company is also required to issue 1 million warrants with an exercise price of $0.10 per share as a milestone bonus. As of September 30, 2018, the warrants related to the equity fee and milestone bonus have not been issued.

During the nine months ended September 30, 2018, the Company recorded interest expense of $452,261 of which $419,359 was related to the accretion of the debt discount and financing cost. As of September 30, 2018, the convertible notes are shown net of unamortized debt discount and financing cost of $1,638,817.

10.	RELATED PARTY TRANSACTIONS

Notes payable to related parties

In December 2015, the Company entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. The note bears interest at the rate of 10% per annum and is payable on the 1st day of each month commencing in February 2016. On February 15, 2016, the Company entered into an additional promissory note agreement with the same unrelated party for additional proceeds of $62,500 and under the same terms as the first note. As of September 30, 2018, and December 31, 2017, the balance of $162,500 remains outstanding. Both notes are secured by certain inventory and archival images of the Company in the amount of up to $200,000. Accrued interest payable due under the unsecured note agreement was $46,599 and $34,412 as of September 30, 2018 and December 31, 2017, respectively. The notes matured on December 31, 2017; however, on January 22, 2018, the outstanding balance on the notes was purchased by a related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. All the accrued interest through the December 31, 2017, was still due to the original noteholder.

 On April 5, 2016, the Company entered into an unsecured promissory note agreement with unrelated parties for working capital purposes for total proceeds of $50,000. The promissory notes matured in December 2017 and bear interest at the rate of 6% per annum. However, on January 22, 2018, the outstanding balance on the notes was purchased by a related party and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Accrued interest payable due under the unsecured note agreement was $7,477 and $5,227 as of September 30, 2018 and December 31, 2017, respectively. All the accrued interest through the December 31, 2017, was still due to the original noteholder.

On August 1, 2013 the Company entered into an unsecured promissory note agreement with a related party Dino Satallante for $100,000. The loan bears interest at the rate of 5% per annum. During the nine months ended September 30, 2018, the Company made payment of $11,220. As of September 30, 2018, and December 31, 2017, $49,915 and $61,135 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the nine months ended September 30, 2018 and 2017 was $1,872 and $2,433 respectively. The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective March 30, 2018, the note agreement was extended to June 30, 2018 and on June 30, 2018, the note was further extended to December 31, 2018.

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar an entity owned and controlled by Sam Battistone, a Company officer and director and a principal shareholder, and Dino Satallante, a beneficial interest shareholder of the Company, for working capital purposes. The loans bear interest at the rate of 6% per annum. The loans matured on September 10, 2015 and were extended to December 31, 2016. In December 2016, both loans were extended to December 31, 2017 and on March 30, 2018, the notes were extended to June 30, 2018 and on June 30, 2018, one of the note was further extended to December 31, 2018. The outstanding balance on the note issued to Dreamstar was fully paid during the nine months ended September 30, 2018. As of September 30, 2018, $20,500 and $0 was outstanding to Dino Satallante and Dreamstar, respectively. At December 31, 2017, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively. Aggregate interest expense in connection with the two unsecured promissory note agreements for the nine months ended September 30, 2018 and 2017 was $941 and 1,737.

Effective July 21, 2015, the Company entered into a promissory note agreement with a related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds were used for working capital purposes. The note matured on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the nine months ended September 30, 2018 and 2017 was $14,400. Per the terms of the agreement the Company incurred loan fees totaling $8,000 which was fully amortized in 2016. Effective March 30, 2018 the note was extended to June 30, 2018, and on June 30, 2018, the note was further extended to December 31, 2018.

On April 4, 2016 the Company entered into a secured promissory note agreement with Premier Collectibles, a beneficial interest shareholder for total proceeds of $65,000 to be used for acquisition of archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection which the proceeds were used and matured on April 1, 2017. On March 30, 2018, the note was extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense on the note was $3,900 for the nine months ended September 30, 2018 and 2017.

On April 15, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matures on December 15, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $2,250 for the nine months ended September 30, 2018 and 2017, respectively. All the accrued interest through the December 31, 2017, was still due to the original noteholder.

On October 3, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matures on December 31, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $2,250 for the nine months ended September 30, 2018 and 2017.

On December 2, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $31,500. The promissory note bears interest at the rate of 6% per annum and matures on December 31, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $1,418 for the nine months ended September 30, 2018 and 2017, respectively.

The Company evaluated the modification of the notes resulting from the extensions in maturity dates under ASC 470-50 and determined that the modifications were not considered substantial and would not qualify for extinguishment accounting under such guidance.

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

On August 16, 2018, we issued a convertible promissory note with a principal amount of $500,000 to a company managed by one of our directors. The note bear interest at a rate of 10% per annum, mature on April 30, 2019 and is secured by certain archival images owned by the Company. The note and accrued interest are convertible at the option of the noteholder into our common stock at $0.10 per share but will mandatorily convert to common stock at the same price upon an up list to a national exchange and will have piggyback registration rights to register the shares of common stock underlying the conversion of the notes.

The Company evaluated the convertible debentures under ASC 470-20 and recognized a debt discount of $500,000 related to the BCF with a corresponding credit to additional paid-in capital. The debt discount is being accreted to interest expense over the term of the note.

During the nine months ended September 30, 2018, the Company recorded interest expense of $93,713 of which $87,549 was related to the accretion of the debt discount. As of September 30, 2018, the convertible note is shown net of unamortized discount of $412,451.

Due to Related Parties

The following table summarizes amounts due to the Company from related parties related to contractual agreements and amounts due to related parties for expenses paid for on the behalf of the Company as of September 30, 2018 and December 31, 2017. The amounts due are non-interest bearing and due upon demand. These amounts have been included in the consolidated balance sheets as current assets due from related parties and current liabilities due to related parties, respectively.

	September 30, 2018	December 31, 2017

Due to related parties:
ICONZ ART, LLC, beneficial interest shareholder	$259,423	119,081
MSN Holding Co., beneficial interest shareholder	12,947	12,947
Premier Collectibles, beneficial interest shareholder	15,085	15,085
Total due to related parties	$287,455	147,113

11.	COMMITMENTS AND CONTINGENCIES

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

Accordingly, the Company has estimated the cash flows associated with the images and determined a discount of $151,316 which is being accounted as interest expense over a 10-year estimated life of the asset based on expected future revenue streams. For the nine months ended September 30, 2018 and 2017, interest expense related to these loans amounted to $10,167 and $16,958, respectively, which has been included in interest expense and a corresponding increase in loans payable. During the nine months ended September 30, 2018 and 2017, the Company made payments of $5,303 and $9,489 to the loan holders, respectively. As of September 30, 2018, loan payable net of unamortized debt discount amounted $368,669.

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

Asset purchase agreements

On March 3, 2017, the Company entered into an agreement to sell 20% of its ownership in a certain photographic archive asset for $200,000. As part of the agreement the buyer received preferential distributions of their entire purchase price of the asset. If, however the entire purchase price is not paid back after 24 months then all net revenues from the Company will be paid to the buyer until the full purchase price has been paid. On March 30, 2018, the Company entered into an addendum to the agreement to remove the preferential distributions clause from the agreement. Additionally, on May 1, 2018, the Company entered into a second addendum to the agreement whereby the Company agreed to repay the seller the total purchase price of $200,000 and 1,000,000 shares of common stock within 120 days of the effective date of the agreement. The Company valued the 1,000,000 shares at $100,000 as of the agreement date and recorded the value as interest expense during the nine months ended September 30, 2018.

The Company accounted for the above transaction as debt and recognized the amount received as a loan payable. As of September 30, 2018, other debt, net of unamortized debt discount amounted to $200,000.

On July 21, 2017, the Company entered into an agreement to sell 25% of its ownership in a certain photographic archive asset for $175,000. As part of the agreement the buyer received preferential distributions of their entire purchase price of the asset plus a 30% return. If, however the entire purchase price is not paid back after 24 months then all net revenues from the Company will be paid to the buyer until the full purchase price plus a 30% return has been paid. During the nine months ended September 30, 2018, the Company entered into an addendum to the agreement to remove the preferential distributions clause from the agreement. As such, the Company has reclassified the debt to revenue for the nine months ended September 30, 2018.

License Agreements

Effective June 1, 2016 the Company entered into three separate non-exclusive license agreements use of licensed images and trademarks through December 31, 2019. Under the terms of the agreements, the Company is required to pay royalties of 10% on net sales. The agreements call for combined annual guaranteed minimum royalties per year of $150,000 based on combined minimum sales of $1,500,000 per year. As of September 30, 2018, the Company has paid $62,500 toward the guaranteed royalties.

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

Future minimum lease payments are below:

2018	$10,935
2019	36,807
Total	$47,742

The Company leases various corporate housing from unrelated third parties for terms that range from month-to-month to one year. The Company also rents office space on a month-to-month basis in New York at rate of $850 per month.

Total rent expense for nine months ended September 30, 2018 and 2017 was $40,930 and $40,406, respectively, in connection with the operating lease agreements.

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

12.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of September 30, 2018, there were no shares of Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue up to 450,000,000 shares of common stock with a par value of $0.0001. As of September 30, 2018, and December 31, 2017, there were 326,218,583 and 325,570,524 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2018, the Company repurchased 94,118 shares of common stock for $32,000 related to the Globe Photo Asset Purchase Agreement entered on July 22, 2015.

As of September 30, 2018, the Company has repurchased 352,941 shares from Globe for cash payments of $120,000

During the nine months ended September 30, 2018, the Company in connection with a consulting agreement issued 1,000,000 shares of common stock for $25,000. Additionally, as an inducement for hitting capital milestones of $1,000,000, $2,000,000 , and $3,000,000, the consultant will receive 200,000, 300,000, and 300,000 warrants respectively. The warrants will have term of 5 years and an exercise price of $0.10.

As of September 30, 2018, the consultant has not met any of the milestones and no warrants have been granted under this agreement.

STOCK OPTIONS

The following is a summary of stock option activity during nine months ended September 30, 2018.

On June 1, 2018, the Company granted 2,183,333, 10-year stock options of which 2,083,333 was in lieu of common stock with exercise prices of $0.01 valued at $327,488 for services and settlement of $104,167 in accrued liabilities. The difference between the fair value of the options and accrued liability was recorded as a loss on settlement of accrued liability in the amount of $208,322 during the nine months ended September 30, 2018. The options were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.15; b) risk-free rate of 2.89%; c) volatility factor of 238%; d) dividend yield of 0%

Summary of option activity as of September 30, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2017	100,000	$$0.10
Options granted and assumed	2,183,333	$$0.01
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance outstanding, September 30, 2018	2,283,333	$$0.01
Balance exercisable, September 30, 2018	2,283,333	$$0.01

Exercise	Shares	Shares	Weighted Contractual Life	Weighted Average
Price Range	Outstanding	Exercisable	Remaining (in Years)	Exercise Price
$0.010	2,183,333	2,183,333	9.67	$0.01
$0.100	100,000	100,000	1.28	$0.10

The aggregate intrinsic value of $995,667 represents the total pre-tax value (the difference between our closing stock price on the last trading day of the third quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2018. This amount will change based on the fair market value of our stock.

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

13.	SUBSEQUENT EVENTS

On October 24, 2018, the private placement disclosed in Note 9 closed and the Company issued additional convertible notes to accredited investors totaling to $587,250. The notes matured on April 30, 2019, bear interest at the rate of 10% per annum, and are convertible along with accrued interest at $0.10 per share at the option of the note holders. As part of the private placement, the Company paid a consultant financing fees of $54,870.

Subsequent to September 30, 2018, the Company appointed Mark Lanier as an independent member of the Board of Directors and Shamar Tobias as interim Chief Financial Officer. Scott Black resigned as Chief Financial Officer and was appointed Chief Legal Officer.

Subsequent to September 30, 2018, the Company issued 210,000 shares of common stock for the settlement of consulting fees.

As disclosed in Note 5, on October 11, 2018, the Company entered into an Asset Purchase Agreement with Photo File, Inc., a New York corporation, along with its related company Sportphotos.com (collectively, the “Seller”) and Charles Singer, its CEO and principal shareholder.

Pursuant to the Purchase Agreement, the Seller received the following consideration:

  $2,000,000 cash consideration as follows: $865,000 was advanced at the execution of the Purchase Agreement, which was secured through a pledge of 40% of the outstanding shares of the Seller; $650,000 was paid on the execution and closing of the Agreement; and a $500,000 contingency payment shall be paid to Seller within 72 hours of receiving written consent from the major sports leagues.
  A 10% interest in the Nevada subsidiary that we have formed to house the assets; and
  A royalty to Seller that commences upon the initial $6,000,000 in sales from the Nevada subsidiary with a cap of $500,000 annually and $5,000,000 in total. The royalty is calculated on annual sales beginning with the date of closing and will restart each year with no carry forward from one year to the next.

Additionally, the seller has the endeavor to sell its Vintage Photographic Collection over time after Closing. If at the completion of the sale of the Vintage Photographic Collection, proceeds from net sales but before any expenses other than commissions are less than $2,000,000, the Company will pay the difference between the proceeds and $2,000,000 within 30 days. Any proceeds above $2,000,000 will be divided equally between Seller and the Company with the Seller will remitting 50% of the net proceeds after expenses of those sales within 30 days of their receipt.

The following table shows the preliminary allocation of the purchase price consideration to the acquired identifiable assets and liabilities assumed. The final purchase price allocation may vary based on final appraisals, valuations and analyses of the fair value of the acquired assets and assumed liabilities. Accordingly, the below tables are preliminary and have been made solely for illustrative purposes.

Total Purchase Price	$2,000,000

Accounts Receivable	313,047
Inventory	165,939
Property and equipment, net	36,679
Other assets	101,931
Intangible assets	2,925,794
Total Identifiable assets	3,543,390

Accounts payable and accrued liabilities	$(1,543,390)
Total liabilities assumed	$(1,543,390)
Total goodwill	$—

The following tables show the unaudited condensed preliminary pro-forma results of operations for the nine months ended September 30, 2018 and 2017, respectively, assuming the acquisition occurred on January 1, 2017.:

For the nine months ended September 30, 2018 Pro-forma Combined
Total revenue	$6,097,190
Cost of revenue	3,169,817
Gross margin	2,927,373
Total operating expenses	(4,227,788)
Other income (expenses)	(950,937)
Net loss	$(2,251,352)

For the nine months ended September 30, 2017 Pro-forma Combined
Total revenue	$5,290,188
Cost of revenue	2,764,427
Gross margin	2,525,761
Total operating expenses	(4,068,589)
Other income (expenses)	(50,218)
Net loss	$(1,593,046)

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

Recent Asset Purchase with Photo File, Inc.

On October 11, 2018,  we acquired the assets of Photo File, Inc., a New York corporation (“Photo File”) and one of the nation’s leaders in licensed professional and collegiate sports photography.

Founded in 1987, Photo File, Inc. was initially awarded a license for photography by Major League Baseball and the MLB Players Association, becoming the first company to be given a license for photography by any major sport in the U.S. The company holds major sports licenses with the NFL, NBA, MLB, NHL and key colleges to produce licensed sports prints, lithographs and other related items. Photo File is also licensed by thousands of additional individuals and organizations, including Babe Ruth, Joe Namath, Vince Lombardi, and others.

Its physical assets also include more than a million negatives and vintage sports prints, over 1,000 autographed lithographs and related memorabilia, and high-volume printing and packaging equipment. Photo File can produce a full range of framed, unframed and matted products in sizes up to 30" x 40", plaques, as well as photo sculptures, ceramic tiles, key chains and event covers.

Globe Photos and Photo File Opportunity

Photo File has current licenses with all the major U.S. professional sports leagues and many major colleges to produce and sell officially licensed sports prints, lithographs and sports memorabilia. Its physical assets include more than a million negatives and vintage sports prints, over 1,000 autographed lithographs and related memorabilia, and high-volume printing and packaging equipment. With Photo File’s annual revenues of approximately $7 million, this acquisition presents a tremendous opportunity to use Photo File’s existing sales and marketing organization to open new distribution channels for Globe Photo’s product lines and take advantage of the growing market demand for pop culture imagery and sports memorabilia.

We believe this highly-synergistic acquisition significantly expands our collection of iconic sports photography and greatly strengthens our sales and production capabilities. We expect to benefit from Photo File’s reputation for excellent customer service, as well as its strong ties to its professional and collegiate sports leagues and large retail customers. This will be important as we further develop Photo File’s relationships with top retail clients and distributors including Costco, Walmart, Target, Bed Bath and Beyond, USPS, Scheels and others

Pop Culture Imagery

We are engaged in the business of selling and managing classic and contemporary, limited edition photographic images and reproductions, with a focus on iconic celebrity images, by acquiring ownership or rights to collections of rare iconic negatives and photographs. We also make available images for publications and merchandising by third parties.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended September 30, 2018 was $197,507, compared with $474,421 for the three months ended September 30, 2017. Our total revenue reported for the nine months ended September 30, 2018 was $951,760, compared with $932,465 for the nine months ended September 30, 2017.

Our license revenue increased by $10,746 for the three months ended September 30, 2018 over the same period ended 2017; however, our image revenue decreased by $287,660 for the three months ended September 30, 2018 over the same period ended 2017. Similarly, our license revenue increased by $223,797 for the nine months ended September 30, 2018 over the same period ended 2017, but our image revenue decreased by $204,502 for the same period ended 2017.

The decrease in revenue for the three months ended September 30, 2018 over the same period ended 2017 is largely the result of a one-time sale of a large photo archives during the previous three-month period ended September 30, 2017. Additionally, with a substantial amount of our small management team’s time and effort being focused on the Photo File acquisition, we pushed retail programs scheduled for Q3 to Q4 2018.

The increase in revenue for the nine months ended September 30, 2018 over the same period ended 2017 is largely the result of the Company closing a large auction during the nine months ended September 30, 2018.

With the closing of the Photo File acquisition on October 11, 2018, we expect our revenues to significantly increase in the 4th quarter.

For the nine months ended September 30, 2018, the collectibles division accounted for over 62% of total revenues. Management has instituted aggressive direct-to-consumer marketing, implemented programs with third-party re-sellers as well as bricks and mortar, and online retailers. We have also continued to enhance and market our licensing division, Globe Photos, LLC. Additionally, we have invested considerable time and monies in the development of software to more efficiently ingest images and push them through to our retail and licensing channels that is expected to help scale each division considerably.

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

Cost of Revenues

Our cost of revenues consists primarily of royalties, depreciation, and amortization expense. For the three months ended September 30, 2018, cost of revenues decreased to $206,957, compared with $300,933 for the three months ended September 30, 2017, as a result of decreased sales largely the result of a one-time sale of a large photo archives during the previous three month period ended September 30, 2017.

Our total cost of revenues for the nine months ended September 30, 2018 increased to $693,429, compared with $595,498 for the nine months ended September 30, 2017, largely as a result of increased depreciation and royalties and selling fees related to a large auction that closed during the nine months ended September 30, 2018.

With the closing of the Photo File acquisition on October 11, 2018, we expect our cost of revenues to also significantly increase in the 4th quarter.

Operating Expenses

Operating expenses increased to $401,395 for the three months ended September 30, 2018 from $216,352 for the three months ended September 30, 2017. Operating expenses increased to $898,193 for the nine months ended September 30, 2018 from $625,810 for the nine months ended September 30, 2017. The detail by major category is reflected in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Product development, sales and marketing	$100,840	$57,252	$214,004	$150,611
General and administrative	291,533	151,075	657,232	451,628
Depreciation expense	9,022	8,025	26,957	23,571

Total operating expenses	$401,395	$216,352	$898,193	$625,810

The main reason for the overall increase in operating expenses in 2018 was an increase in the general and administrative expense category.

Product development, sales and marketing expenses increased in both the three and nine months ended September 30, 2018 over the same periods in 2017. Product development, sales and marketing expenses primarily consists of website development costs, sales and marketing salaries, as well as other expenses associated with marketing. We continue to utilize our working capital resources in sales and marketing in order to increase the distribution and demand for our products and to add content to our product lines along with adding additional channels of distribution.

General and administrative costs also increased in 2018 over 2017 for both periods as a result of expenses related to increased expenses and professional fees incurred in anticipation of the Photo File acquisition.

Total depreciation expense increased in 2018 over 2017. We record archival images, and property and equipment at cost for purchases over $500. Archival images, property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from three to ten years. We capitalize direct costs associated with improvements to archival images, and property and equipment in accordance with ASC 360 – Property, Plant, and Equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease.

Other Expenses/Other Income

We had other expenses of $564,041 for the three months ended September 30, 2018, as compared with other income of $30,094 for the same period ended 2017. We had other expenses of $927,247 for the nine months ended September 30, 2018, as compared with other expenses of $23,266 for the same period ended 2017. The increase in other expenses is a result of the loss on our settlement of accrued liabilities, interest expense and the amortization of debt discount and financing fees.

We expect our other expenses to increase in through the next two quarters as we have taken on more debt as a result of our recent offering that closed on October 24, 2018 and sale of convertible notes for total gross proceeds of $3,156,756, of which $2,569,800 was received as of September 30, 2018.  The notes mature on April 30, 2019, bear interest at the rate of 10% per annum, and are convertible along with accrued interest at $0.10 per share at the option of the note holders.

Net Loss

We finished the three months ended September 30, 2018 with a loss of $974,886, as compared to a loss of $12,770 during the three months ended September 30, 2017. We finished the nine months ended September 30, 2018 with a loss of $1,567,109, as compared to a loss of $312,109 during the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had total current assets of $1,129,961 and current liabilities of $2,882,190, resulting in a working capital deficit of $1,752,229. This compares with the working capital deficit of $ 1,924,638 at September 30, 2017. This decrease in working capital deficit, as discussed in more detail below, is primarily the result of increased cash on hand as a result of our convertible note offering that commenced in July and ended in October 2018.

Our operating activities used $534,982 in the nine months ended September 30, 2018 as compared with $130,718 used in operating activities in the nine months ended September 30, 2017. Our negative operating cash flow in 2018 was largely the result of our net loss for the period.

Investing activities used $877,923 in the nine months ended September 30, 2018 compared with $74,407 in the nine months ended September 30, 2017. Our negative investing cash flow in 2018 is largely the result of funds we contributed in connection with our asset purchase with Photo File, Inc.

Financing activities provided $2,400,143 in the nine months ended September 30, 2018 compared with $172,828 provided in the nine months ended September 30, 2017. Our positive financing cash flow in 2018 was largely the result of our recent offering and sale of convertible notes for total net proceeds of $2,321,424 through September 30, 2018. The offering concluded in October 2018 for total proceeds of $3,156,756.

There is no guarantee we will generate sufficient revenues or have access to sufficient capital to continue operations. We recently concluded a convertible note offering and most of that was used to finance our asset purchase agreement with Photo File, Inc., with the balance available for working capital. Our management estimates we will need approximately $10,000,000 in annual revenues and/or additional capital to continue operations after taking into account the asset purchase with Photo File and the costs associated with incorporating the sports photography line of business with our existing operations. For the immediate future, we plan to ramp up fees earned from licensing imagery to media companies growing a network of global sales agents. On the capital raising front, we intend to reach out to investment bankers to discuss and develop a plan to meet our capital needs for the next 12 months and beyond. There is no guarantee that we will generate sufficient revenues or have access to capital to continue operations. We expect to continue incurring significant operating losses for the near future. If we are not successful in achieving revenues required to continue operations at our current operating levels within three to four months, or obtain additional financing, our operations will be significantly negatively impacted, and we will need to significantly scale back our operations or liquidate all or a portion of our collections.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended September 30, 2018.

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

Off Balance Sheet Arrangements

As of September 30, 2018, there were no off balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2018, at reasonable assurance level, due to the following material weaknesses:

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

Our Board of Directors has assigned a priority to the short-term and long-term improvement of our internal control over financial reporting. Although we recently hired an interim Chief Financial Officer, we intend to retain a permanent Chief Financial Officer in 2019 to remedy the processes that would eliminate the issues that may arise due to the absence of separation of duties within the financial reporting functions. We have also retained an independent director and have plans to add more independent directors and to also increase our corporate governance with committees as we look to up list to Nasdaq. Additionally, our Board of Directors will work with management to continuously review controls and procedures to identified deficiencies and implement remediation within our internal controls over financial reporting and our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended September 30, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on May 2, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

On June 1, 2018, the Company granted 2,183,333, 10-year stock options in lieu of common stock with an exercise price of $0.01 valued at $327,488 for services and settlement of accrued liabilities.

From July 2018 to October 24, 2018, we executed Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $3,156,756 to several accredited investors. The notes matured on April 30, 2019, bear interest at the rate of 10% per annum, and are convertible along with accrued interest at $0.10 per share at the option of the note holders. The proceeds of the Notes are to be used in connection with our payment obligations under the asset purchase agreement we signed with Photo File, Inc. and for our general working capital purposes.

During the nine months ended September 30, 2018, the Company repurchased 94,118 shares of common stock for $32,000 related to the Globe Photo Asset Purchase Agreement entered on July 22, 2015. As of September 30, 2018, the Company had repurchased 352,941 shares from Globe for cash payments of $120,000.

During the nine months ended September 30, 2018, the Company in connection with a consulting agreement issued 1,000,000 shares of common stock for $25,000.

Subsequent to September 30, 2018, the Company issued 210,000 shares of common stock for the settlement of consulting fees.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 13, 2018 on its behalf by the undersigned thereunto duly authorized.

GLOBE PHOTOS, INC.

/s/Stuart Scheinman
Stuart Scheinman Principal Executive Officer

/s/Shamar Tobias
Shamar Tobias Principal Financial and Accounting Officer

