Form 10-K
period 2018-12-31
Globe Photos, Inc.
filed 2019-04-16
CIK 1527844

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55370

Globe Photos, Inc.

(Name of small business issuer in its charter)

Delaware	27-0746744	5900
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number	Primary Standard Industrial Classification Code Number

6445 South Tenaya Way, B-130

Las Vegas, Nevada 89113

(702)722-6113

(Address and telephone number of principal executive offices)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 29, 2018, the aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant was $22,800,442, based on the closing price of the registrant’s common stock on the OTCQB marketplace of $0.23.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 12, 2019, there were 326,428,584 shares of common stock, par value $0.0001 outstanding.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the Securities and Exchange Commission (the “SEC”) and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with trading publicly; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

PART I

ITEM 1. BUSINESS.

Overview

The Company was originally incorporated on September 20, 2004 in the State of Delaware under the name “Blog8.” Since incorporation, we have changed our name a number of times, having been named “Securiteyes,” “Medify Solutions Limited,” “Petel Incorporated” and “Gleeworks, Inc.” and “Capital Art, Inc.” On June 6, 2018, we filed a Certificate of Merger with the Secretary of State of Delaware in order to effectuate a merger with our wholly-owned subsidiary, Globe Photos, Inc. As part of the merger, our board of directors authorized a change in our name from “Capital Art, Inc.” to “Globe Photos, Inc.” and our Certificate of Incorporation has been amended to reflect this name change.

We are currently engaged in the business of acquiring, selling, licensing and merchandising classic and contemporary photographic images and reproductions. Over the last few years, we have been in a developmental phase, focused mostly on acquiring ownership or rights to collections of rare or unpublished negatives and photographs of iconic celebrity images.

We have been taking advantage of a new market dynamic, where aging celebrities, retiring photographers, and image rights holders (i.e., family estates) are finally offering their exclusive photographic collections up for sale. We seized this opportunity to acquire these historic archives over the last few years, including the acquisition of other companies that have been quietly collecting these rare archives.

We believe we have now assembled one of largest collections of iconic pop culture imagery photography in the world. It is comprised of more than 15 million images taken by more than 3,500 photographers from around the world over the last century. It features iconic personalities and seminal moments from the worlds of entertainment, sports, history and politics. Our branded archives include Frank Worth collection, Movie Star News, and Globe Photos Agency (from the original Globe Photos founded in 1939).

Archived and stored at our Company’s secured warehouse, these collections include never before seen negatives, one-of-a kind prints and other memorabilia. They include rare images of celebrity icons, such as Elvis Presley, James Dean, Marilyn Monroe, Humphry Bogart, Frank Sinatra, the Beatles and more, as well as many contemporary personalities, performing artists and star athletes.

More recently we have been focused on acquiring assets that would provide us the ability to sell and merchandise licensed sports photography, as well as an operational platform for monetizing the photographic assets and associated memorabilia that we have acquired. This effort culminated on October 11, 2018 with the acquisition of substantially all of the assets of Photo File, Inc. (“Photo File”), a 30-year-old New York-based licensed sports photography company with more than 50 employees engaged in the licensing, production, marketing and sales of sports imagery and related collectibles.

As part of the Photo File transaction, we acquired licenses to produce and sell licensed sports prints, lithographs and other related items for major U.S. sports leagues, including NFL, NBA, MLB, and NHL Properties and their respective player associations, as well as most major college sports teams. We also gained licenses with thousands of individuals and organizations, including Babe Ruth, Joe Namath, Vince Lombardi, Marvel Entertainment, and others. The acquisition also significantly expanded our collection of company-owned iconic sports photography.

In addition to valuable licenses and photo assets, the Photo File transaction has provided us access to its well-established sales and marketing organization, and it has opened new distribution channels for our existing product lines.

We also expect to benefit from Photo File’s reputation for excellent customer service, as well as its strong ties to its professional and collegiate sports leagues and large retail customers. This will be important as we further develop relationships with top retail clients and distributors including Costco, Walmart, Target, Bed Bath and Beyond, USPS, Scheels and others.

Prior to the Photo File transaction, we had taken preliminary steps to monetize the value of our collection by establishing various sales channels and marketing methodologies. We have been selling some of our photographic images and reproductions on a limited basis through auctions, third-party galleries, art consultants, interior decorators, brick and mortar locations, specialty and big box retailers, as well as through various online outlets, including Amazon and 1stdibs, and directly to end consumers via our Globe Photos website. We have been experimenting with various ways to reach customers through diverse marketing channels, including our websites, events and interactive campaigns.

In many respects, the Company believes it has turned the corner with the Photo File transaction, allowing us to emerge from our development stage into a full-scale commercialization phase and take advantage of the growing market demand for pop culture and sports imagery and related memorabilia.

Our mission is to operate as a global marketplace for licensed sports and pop culture imagery, which includes both sold physical prints as well as licensed digital photography that our customers can use in their communications, such as social media, websites, digital and print marketing materials, books and publications.

Through our online and in-store platforms and manufacturing processes, consumers are able to customize, personalize, share, print and download licensed prints and physical products both for personal use and for creating thoughtful and personalized gifts. These may include such photo-based products as framed photos, canvases, books, calendars, greeting cards, mugs, bags, and apparel. There are numerous ways for our customers to avail themselves of our vast library of digital images.

As part of increasing our product offerings, we plan to continue our search for photographic archives that are undervalued by the market. These archives may be acquired outright, or we may enter into representation or consignment agreements with the owners of the archives. These opportunities are typically (1) aging photographers who are looking to monetize their archive while still alive via a single large transaction, or (2) media companies that have aggregated assets (or rights to assets) and are seeking to dispose of the archive or a partner who can help them grow cash flows related to the archive. These opportunities exist both in the United States and abroad and we continue to search for value on a global basis.

Our principal place of business is located at 6445 South Tenaya Way, Suite B-130, Las Vegas, NV 89113. General information about us can be found at www.globephotos.com. The information contained on or connected to our website is not incorporated by reference into this Prospectus.

Asset Purchase Agreement with Photo File

In 1987, the year it was founded, Photo File was awarded a license for photography by Major League Baseball and the MLB Players Association, becoming the first company to be given a license for photography by any major sport in the United States. Photo File is also licensed by thousands of individuals and organizations, including Muhammad Ali, Babe Ruth, Joe Namath, Vince Lombardi, and Marvel Entertainment. Photo File had become one of the nation’s leading manufacturers of sports photography, with licenses from the NFL, MLB, NBA, NHL, Collegiate Licensing Company (CLC), and their respective player associations.

Besides photos in sizes up to 30"x40", Photo File offered a full range of framed and matted products, plaques, photo sculptures, ceramics tiles, key chains and event covers. Photo File also produced a line of licensed Framed Gold Records featuring top recording artists, including Elvis Presley, KISS and many others.

At the time of the asset purchase by Globe Photos, Photo File employed 54 people, including its owners. The staff was comprised of 51 full-time and three part-time employees. Photo File’s 43,000 square foot facility, located in Mount Kisco, NY, included a printing lab, a graphics department, framing operation and sales and marketing divisions.

On October 11, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Photo File, along with its related company Sportphotos.com (collectively, the “Seller”) and Charles Singer, its CEO and principal stockholder, to acquire the assets of the 30-year-old private New York-based company.

Pursuant to the Purchase Agreement, the Company and the seller agreed to the following purchase consideration:

▪	$2 million cash consideration as follows: $865,000 was advanced at the execution of the Purchase Agreement, which was secured through a pledge of 40% of the outstanding shares of the Seller; $650,000 was paid on the closing of the Agreement; and a $500,000 contingency payment shall be paid to Seller within 72 hours of receiving written consent from the major sports leagues;

▪	A 10% interest in the Nevada subsidiary called Photo File, LLC that we have formed to house the assets; and

▪	A royalty to Seller that commences upon the initial $6 million in sales from the Nevada subsidiary with a cap of $500,000 annually and $5 million in total. The royalty is calculated on annual sales beginning with the date of closing and will restart each year with no carry forward from one year to the next. As of December 31, 2018, the Company has recorded a contingent liability related to the royalty payout of $4,279,000.

▪	Additionally, the Seller will endeavor to sell its Vintage Photographic Collection to a third party after Closing. If at the completion of the sale of the Vintage Photographic Collection, proceeds from the sale, but before any expenses other than commissions, are less than $2 million, Globe Photos will pay to the Seller the difference between such proceeds and $2 million within 30 days. Any proceeds from the sale, but before any expenses other than commissions, above $2 million will be divided equally between the Seller and Globe Photos with the Seller remitting 50% of such proceeds within 30 days of their receipt.

Assets acquired in the Photo File transaction included more than 1 million sports negatives, prints and slides, more than 1,000 autographed lithographs and memorabilia, as well as printing and packaging equipment. Per the terms of the Purchase Agreement, we have created a new Nevada subsidiary called Photo File, LLC to hold the assets we have acquired from Photo File.

Post-Acquisition Plans

We see Photo File as a classic turnaround situation, during 2017 Photo File alone presented annual revenues of approximately $6.7 million and losses of approximately $1 million , but at one time having generated more than $20 million in annual revenues. Currently, of the approximately $7 million in revenue, only about 8% is generated online. We believe this represents a substantial opportunity to leverage the latest advances in e-Commerce technology and services to grow sales. Through our experience and our review of successful models of other major sports retailers, we determined that more than 80% of the business revenue should be generated by online, print-on-demand or direct-to-consumer sales.

We are also currently executing a plan to right size the organization and move forward efficiently and effectively. In conjunction with this analysis, we have evaluated areas and processes such as printing, production and fulfillment to reduce inefficiencies and further reduce overhead, along with expanding capacities. This review and integration will take place over a measured period as to not disrupt current operations and production. We have identified several viable options to outsource printing and grow the business by including individuals and companies currently working within the industry.

We believe the inclusion of a sports channel is complementary to our existing business and allows us to piggy back the photo assets of Globe Photos onto Photo File’s existing clients and retail opportunities. We plan to leverage the long-term distributor relationships Photo File has developed over the last 30 years to increase the sales of our existing Globe Photos library.

Business Strategy

We expect to become a major provider of licensed products and services by using a combination of traditional methods and merchandizing, along with innovative new approaches. Traditional methods, such as licensing, online downloads and subscriptions, and manufacturing and selling framed products, have built billion-dollar photo-based enterprises like Getty Images, Shutterstock and Shutterfly. However, with the aspiration to become the leader in our space, we are also developing new sales and marketing concepts that we believe will change the way people purchase images across online and retail channels. We expect our growth to be driven several initiatives:

▪	Develop our customer base: We plan to expand our customer base and promote our Globe Photos brand by leveraging our existing channels. This includes word-of-mouth referrals from customers, auctions, catalogs, online advertising and direct marketing that will continue to expand our customer reach. We plan to leverage the latest methods and technologies in social media and eCommerce marketing, including A.I. (artificial intelligence) to build out our customer database with valuable demographic and customer preference information in order to enhance our customer experience and increase sales.

▪	Expand products and services offerings: We plan to innovate as a way to increase the breadth and value proposition of our products and services. We will continually explore new marketing possibilities, and have a number of programs at various stages of development. These programs are based on the strategy of leveraging industry partners and technology to lower or eliminate capital requirement for deployment and ongoing program management.

▪	Increase sales to existing customers: We intend to increase both average order size and repeat orders per customer by expanding our products and services, tailoring our offerings to encourage additional purchases for different use occasions, and increasing our cross-selling and up-selling activities.

▪	Growth through acquisitions: We will continue to consider strategic business or asset acquisitions that will help us secure additional photographic assets, products, market share, talent, and revenue. We continue to seek photographic archives that are undervalued, to purchase them or secure rights to these archives through representation or consignment agreements with the owners.

▪	Expand our sports licenses. We are looking to expand our sports licenses to include more products related to the core licenses we currently have with the NFL, NBA, MLB and NHL, as well as to expand our licensing relationships with additional major college teams and other sports organizations. We expect sales of products generated by the sport licensing part of our business, particularly with the launch of new sales and marketing concepts, to grow the fastest.

▪	Expand upon and leverage partnerships: We plan to expand upon and leverage our retail and distribution partners that include Costco, Walmart, Bed Bath & Beyond and CVS. We also plan to increase our sales presence on Amazon and 1stdibs. We expect to expand upon our licensing partnerships with Wendover Art Group, Zuma Press, Artspace, Fanatics, PersonalizationMall.com and others.

Sales, Marketing and Distribution

Our photographic assets and licenses are delivered or manufactured in a variety of physical and digital formats that can be sold through several different distribution channels and markets. This creates numerous potential revenue streams.

We sell photographs in the form of open edition or fine art prints. In some instances, prints can be paired with other memorabilia to create unique collectibles, such as photo footballs, original concert tickets, and autographed items.

Since we own many original prints and negatives, these prints can be also be paired with memorabilia or sold separately as collectibles after we digitize the original print or negative. We retain the exclusive copyright to the image, so we can then resell the digitalized image in different formats and sizes, and at different price-points, from digital download and postcard collectibles, to open edition prints and large-format fine art framed limited editions. We are not aware of any other pubic company that has as many original-source photo assets as Globe Photos.

To address opportunities created by the many varieties of products and distribution channels, we plan to expand our in-house sales staff as we scale up our commercialization efforts. Currently, approximately 90% of our licensed sports business is through major big-box and specialty retailers. We also reach customers through diverse marketing channels, including our website, events and interactive campaigns. Our marketing activities aim to build awareness for our brands and drive revenue by promoting both existing and newly-acquired images in our collection.

We are currently completing the development of a new robust enterprise web platform that will support the automation of product personalization and expand our online reach. We anticipate that a direct-to-consumer and print-on-demand approach will enable us to rapidly and efficiently scale our business while avoiding the costly investment and charges typically associated with the procurement and management of inventory and traditional manufacturing.

We plan to continue to implement marketing programs, although on a larger scale, designed to target non-traditional retail outlets, as well as the interior design, fund-raising and hospitality industries. We are also in discussions with several independent sales representatives to market the Company’s products to these market segments on a commission basis.

We also expect to continue to sell our pop culture photographic images and reproductions through auctions, third-party galleries, art consultants, interior decorators and directly to consumers. We will reproduce large quantities of different photographs from our collection, which may be sold through third party on-line retailers.

Our Globe Photos’ licensing division currently services more than 2,500 global clients, including every major news organization in the world, production companies, publishing houses and more. We have recently begun testing an online direct-to-consumer digital subscription model designed to license individual images for use in personal documents, prints, screen savers, and other uses.

We expect to generate significant growth over the next several years through interactive sales and marketing campaigns conducted in partnership with big-box and online retailers, including Wal-Mart, Costco and Fanatics, as well as fine art websites like 1stdibs.com, particularly as we take advantage of new sport photo licenses we acquired from Photo File. In fact, we anticipate the sport imagery aspect of our business will be the fastest growing area for us for the foreseeable future.

We plan to continue to pursue opportunities that can to diversify revenues, such as developing additional websites for retail clients to purchase our prints and also as a portal for interior decorators, and a new store-with-a-store gallery concept in New York City, New York and Santa Monica, California.

We are also developing an immersive interactive retail experience in partnership with a well-established industry player that is designed to require significantly small capital expenditure by Globe Photos, as our part will require use of our existing licenses, and overseeing fulfillment by outsourcing manufacturing, fulfillment and customer service. We expect this program to also provide the opportunity for customer acquisition at minimal to no cost, after which we can then remarket to them other products and services via our other channels, such as online.

Licenses

Our major sports licenses include NFL Properties, NFL Players Association, MLB Properties, MLB Players Association, NHL Properties, NHL Players Association, NBA Properties, and NBA Players Association, which comprise over 1,000 individual licenses to produce officially licensed sports prints, canvas, memorabilia and other related items.

In 2017, the Company entered into a licensing arrangement with Authentic Brands Group to license our images of Muhammad Ali, Marilyn Monroe, and Elvis Presley, incorporating their respective signatures and iconic sayings onto the images, as “Officially Licensed Products.”

Intangible Assets; Photographic Image and Memorabilia Archive

We believe we have now assembled one of largest collections of iconic pop culture imagery photography in the world. It is comprised of more than 15 million images taken by more than 3,500 photographers from around the world over the last century. It features iconic personalities and seminal moments from the worlds of entertainment, sports, history and politics. Our branded archives include Frank Worth collection, Movie Star News, and Globe Photos Agency (from the original Globe Photos founded in 1939).

Archived and stored at our Company’s secured warehouse, these collections include never before seen negatives, one-of-a kind prints and other memorabilia. They include rare images of celebrity icons, such as Elvis Presley, James Dean, Marilyn Monroe, Humphry Bogart, Frank Sinatra, the Beatles and more, as well as many contemporary personalities, performing artists and star athletes. The collection features iconic personalities and unforgettable moments from the worlds of entertainment, sports, history and politics.

We have been taking advantage of a new market dynamic, where aging celebrities, retiring photographers, and image rights holders (i.e., family estates) are finally offering their exclusive photographic collections up for sale. We seized this opportunity to acquire these historic archives over the last few years, including the acquisition of other companies that have been quietly collecting these rare archives.

The Company’s new Photo File division currently holds licenses with the NFL, NBA, MLB, NHL, and major colleges including Alabama, Clemson, Ohio State and others, to produce sports prints, lithographs and other related items. Photo File also holds licenses for thousands of additional individuals and organizations, including Babe Ruth, Joe Namath, Vince Lombardi, and others.

The Company regards its archival images and related proprietary rights as valuable intangible assets. The Company, with the assistance of Corporate Valuation Advisors, Inc. (CVA), an independent appraiser, undertook an estimate of the value of the Company’s intangible assets.

The Company engaged CVA to value the identifiable assets acquired in the acquisition of Photo File in accordance with ASC 805, and separately from Globe Photo’s existing intangible assets, in order to assist with the accounting treatment for the combined entities.

The valuation of Photo File’s identifiable assets included memorabilia of $3.6 million, copyrighted image library of $4.1 million, tradename of $0.340 million, and other intangible assets including license agreements, customer relationships, and non-competes of $11.42 million. Altogether, CVA determined a total estimated value of the intangible assets acquired in the acquisition of Photo File to be approximately $19.46 million.

Industry Overview

According to IBISWorld Industry Report OD5070 Online Art Sales in the U.S., IBISWorld estimated that over the next five years industry revenue will grow at an annualized rate of 3.5% to $597.2 million. The report points out how growth in macroeconomic conditions and the increased number of broadband connections have been the primary drivers of industry expansion over the last five years. Rapidly changing technology and the increasing acceptance of e-Commerce have shaped the online art sales industry over the last five years. IBISWorld projects the online art sales industry will continue to grow at an annualized rate of 3.2% over the next five years reflecting a slower rate of growth as the industry becomes more saturated and matures.

The art industry is subject to the same general economic conditions affecting the marketplace for branded products. When the economy is good, discretionary consumer spending increases. In economic downturns, consumers have less discretionary income and purchases of art products tends to decline.

Analysts at Technavio, a global technology research and advisory firm, forecast the global still images market at $4.46 billion by 2021, growing at a compound annual growth rate (“CAGR”) of close to 8% over the forecast period. The Americas is the leading regional segment of the market, responsible for generating the high revenue and incremental growth over the forecast period. The top three emerging trends driving the global still images market, according to Technavio’s consumer and retail research analysts are: 1) growth of microstock images; 2) increased demand for authenticity; and 3) growing popularity of premium still images with brand managers and publishers looking for images that are unique, culturally relevant, and provide fresh perspectives.

Technavio also expects the global market for personalized gifts will reach $31.63 billion by 2021, growing at a CAGR of more than 9%. Technavio analysts highlight the following three key factors that are contributing to the growth of the global personalized gifts market: 1) growing gifting culture and increasing demand for seasonal decorations; 2) innovative gifting solutions and advancements in technology; and 3) expanding online retail, kiosks, and online distribution channels. Technavio notes that gifting culture is evolving with an increasing number of occasions when gifts are exchanged. Consumers are looking to customize their gifts through personalization, configuration, or on-demand printing to add value and make their gifts unique. We have taken note of these trends, particularly personalization, and are currently designing innovative new programs designed to take advantage of them.

The recent acquisition of a controlling interest in Getty Images, Inc. by the Getty family from the Carlyle Group in a deal which reportedly values Getty Images at approximately $3 billion suggests an active market exists for copyrighted photographic libraries.

The U.S. sports memorabilia market is estimated at $5.4 billion annually, according to Collectible.com. This estimate considers the total gross merchandise volume from eBay, independent auction houses, online retail venues and other sources. According to Zion Market Research, the global licensed sports merchandise market was valued at approximately $31.3 billion in 2017 and is expected to reach approximately $48.7 billion by 2024, growing at a CAGR of about 6.56% from 2018 to 2024. Zion reports that sports licensing is one of the fastest growing categories worldwide, and it states that the rise in the number of sports leagues may help growth in licensed sports merchandise industry.

Furthermore, an article published in Fortune magazine on August 24, 2018 estimates the size of the U.S. sports licensed apparel market at approximately $7.8 billion per year, growing at a rate of 3% per year. Fanatics, Inc., an online retailer of licensed sportswear and merchandise, is believed to have grown from approximately $250 million in revenues in 2010 to an expected $2.3 billion in 2018. Fortune views the sports merchandise market as “ripe for e-commerce.” In the article, an analyst for IBISWorld claims that online sales of sports merchandise has grown from 1% of sales to 20% of sales over the past decade alone.

Competition

Most of our competitors have substantially greater financial, technical and human resources than we have. The market for iconic photographic images and related services is highly competitive. We believe that the principal competitive factors include our licenses, name recognition, company reputation, the quality, relevance and breadth of the content in a company’s collections, and the quality of contributing photographers and other partners under contract with a company. Additionally, we also face competition in connection with factors relating to the business and our infrastructure such as effective use of current and emerging technology, customer service and customer relationships, pricing and licensing models, policies and practices and accessibility of content and speed and ease of search and fulfillment.

Some of our current and potential significant competitors include other general visual content providers such as Getty and Shutterstock, and photo personalization providers like ShutterFly. We believe that we can be highly competitive with these companies because we own many of our photographic original prints and negatives, and therefore do not have to split sales proceeds with photographers who own intellectual property right which is a typical industry standard. Our competitors in this area could also potentially become license clients or partners, as they look to access the many unique images in our library.

We also face significant competition from specialized visual content companies that are well established in their local, content or product-specific market segments such as Reuters Group, the Associated Press, and ZUMA Press, Inc. There are also thousands of small photography agencies, image content aggregators and individual photographers throughout the world with whom we compete. Our Globe Photos’ licensing division is small in relation to these larger firms, but our photo assets have unique historical value with a name representing one of the nation’s first pop culture-licensing agencies founded in 1939. As a result, our licensing division services over 2,500 global clients, including every major news organization in the world, production companies, publishing houses and more.

Our competition also includes retail photography galleries and websites selling photography such as Art.com, Artspace.com and Rockpaperphoto.com. However, in some instances we have or can partner with these online sellers to also sell our products.

Intellectual Property

Much of our collection of iconic photographic images was acquired and are owned by us. A small percentage of the images in our collection are obtained through reproduction or licensing agreements, wherein we pay a royalty based on the percentage of revenues we receive from the use of the licensed images. As such, currently such agreements are limited and not material.

To this end, we have been and continue to search for photographic archives. We believe that these archives can be monetized multiple ways, through our collectibles, licensing and retail divisions, depending upon the structure and content of each archive. These archives may be acquired outright, or we may enter into representation or consignment agreements with the owners of the archives. These opportunities are typically (1) aging photographers who are looking to monetize their archive while still alive via a single large transaction, or (2) media companies that have aggregated assets (or rights to assets) and are seeking to dispose of the archive or a partner who can help them grow cash flows related to the archive. These opportunities exist both in the United States and abroad and we continue to search for value on a global basis.

Our management believes that the market is significantly undervaluing physical photographic assets for both individual photographers seeking to monetize their collections and media companies seeking to dispose of their archives because of the investment required to digitize and then monetize them. We have created an infrastructure and workflow process in order to digitize these assets at a low cost, which we believe gives us a competitive advantage for purchasing from all sources.

We utilize the following criteria when evaluating archives:

▪	The age of the archives;

▪	How/if the archive is organized;

▪	The type of media in the archive;

▪	The subject matter of the archive;

▪	The rarity of the subject matter;

▪	The photographer(s) represented in the archive; and

▪	The nature and the strength of the intellectual property rights associated with the archive.

Based on these factors, single photographer archives are desirable because copyrights are most commonly owned by the person who photographed an image. We can market and build the reputation of the photographer to enhance the value of the archive. In addition, we believe we can better control the market for the works of individual photographers. Reproduction and licensing agreements are often more desirable because they typically require low or no upfront cash commitments. In these agreements, content providers are usually paid mostly through royalties on sales. Owning copyright or having rights to copyrights significantly impact our gross margins. On the other hand, purchasing copyrights outright while reducing cash, increases intangible assets and generates higher gross margins. Reproduction and licensing agreements do not significantly impact our balance sheet but generate lower gross margins.

Our ability to acquire such depository is dependent on our ability to raise additional capital in order to have funds to make such acquisitions.

Employees

As of April 12, 2019, we had approximately 48 employees. We also utilize consultants on an as-needed basis. None of our employees are members of any union. We believe our relationship with those employees is excellent. With the acquisition of the assets of Photo File, we acquired 45 employees (which number is included in the figure above). There will be an integration period over the coming months that will include employee retraining, and we anticipate an adjustment in the number of employees to “right size” the company in preparation for our next growth phase.

Government Regulations

We are subject to certain regulations as it relates to the Internet, data privacy and security. See “Risk Factors” for more information.

ITEM 1A. RISK FACTORS.

Investing in our securities involves a high degree of risk. Before making an investment in our securities, you should carefully consider the following risks and the other information contained in this prospectus, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks described below are those that we believe are the material risks we face. Any of the risks described below, and others that we did not anticipate, could significantly and adversely affect our business, prospects, financial condition, results of operations, and liquidity. As a result, the trading price of our securities could decline, and you may lose all or part of your investment.

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

Although we have a large customer base, currently the Company is dependent on only one of its divisions for a significant amount of its revenues.

For the year ended December 31, 2018, the collectibles division accounted for over 82% of total revenues. For the twelve months ended December 31, 2017, the collectibles division accounted for over 72% of total revenues. Management has instituted aggressive direct-to-consumer marketing and implemented programs with third-party re-sellers, brick and mortars and online retailers. We have also begun to enhance and market our licensing division, Globe Photos LLC. Additionally, we have invested considerable time and monies in the development of software to more efficiently process images and push them through to our retail and licensing channels, which is expected to help scale each division considerably. Despite these efforts, there is no certainty regarding how or if the market for our products will continue to develop, or whether such market will decline. Our ability to attract and retain customers will depend in part on our ability to sign up a significant number of galleries, third party websites, interior decorators and charities that will market to their clients, and our ability to drive business to our website. Moreover, the market for our products is comprised primarily of collectors, which market is limited and subject to changes in popular trends, demographics, disposable income, and overall interest in such products. There can be no guarantee that the market for our products will grow or that demand for our products will continue. If it does not, our business could be significantly and adversely impacted.

If we are unable to compete in our industry, our business could be significantly and adversely impacted.

The photographic art industry is and has been intensely competitive, and we expect competition to intensify in the future. We expect competition to increase because of changes in the media industry, changing advertising practices, technological advances leading to relatively inexpensive creation, marketing and distribution of visual content, and a lack of substantial barriers to entry. Our competitors range in size from significant media companies to individual visual content and digital media content producers. While we believe the breadth of our businesses and product and service portfolio offers benefits to our customers that are a competitive advantage, our current or potential competitors may develop products, licensing models, technology or services comparable or superior to those that we develop or may adapt more quickly than we do to new or emerging technologies or evolving industry trends. Increased competition or more effective competitors could result in lost market share, require us to reduce prices or otherwise reduce our revenue, lower margins, increase capital expenditures, or otherwise negatively impact our operating results. There can be no assurance that we will be able to compete successfully against current and future competitors.

Unless we increase market awareness of our brand and our existing and new products and services, our revenue may not continue to grow.

We believe that the development of our brand identity will have a significant impact on the success of our products and services and that our ability to attract and retain new customers and contributors depends in large part on our ability to increase our brand awareness. We plan to expend significant resources on advertising, marketing, and other brand-building efforts to preserve and enhance customer and contributor awareness of our brands, products and services. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can.

Our brands may be impaired by a number of factors, including the effectiveness of our marketing campaigns, disruptions in service due to technology, data privacy and security issues, and exploitation of our trademarks and other intellectual property by others without our permission. Maintaining and enhancing our brands will depend largely on our ability to develop a leading e-commerce platform for high-quality digital content and to continue to provide a user experience that anticipates our customers’ needs. Additionally, our marketing campaigns or other efforts to increase our brand awareness may not succeed in bringing new visitors to our platform or converting such visitors to paying customers and may not be cost-effective. It is possible that, as our industry becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive and our efforts may not be successful.

Our success is dependent in part on obtaining, maintaining and enforcing our intellectual property rights and our ability to avoid infringing on the intellectual property rights of others.

Our intellectual property rights are very important to our business. We rely on a combination of copyright, trade secret, trademark, and other rights in the United States and other jurisdictions, as well as on contractual restrictive covenants such as confidentiality, to protect our intellectual property. As most of our assets relate to photographs, we deal primarily in copyrights, which do not necessarily have to be registered rights until enforced.

Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights. Misappropriation, piracy, or infringement of our intellectual property and proprietary rights could impair our competitive position. Policing unauthorized use of our proprietary rights is difficult and nearly impossible on a worldwide basis. We cannot ensure that the steps we have taken or will take in the future will prevent misappropriation of our products and intellectual rights or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available where our products and services are made available on-line. In addition, litigation may be necessary to enforce or protect our intellectual property rights or to defend against claims of infringement or invalidity. Litigation, even if successful, could result in substantial costs and diversion of resources and management attention and could materially and adversely affect our business, results of operations and financial condition and may not always be successful.

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

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required to achieve our business objectives. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our operating results may be negatively impacted. If we are unable to manage future expansion, our ability to provide high quality products and services could be harmed, which could damage our reputation and brand and may have a material adverse effect on our business, operating results and financial condition.

Our growth strategy requires us to expand our website which can expose us to data security breaches.

The risk of a data security breach caused by computer hackers and cyber criminals has increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Such risk also increases as we expand our presence on the web and increase on-line sales. Our systems have not been, but may in the future be, the target of various forms of cyber-attacks. Our cybersecurity measures and the cybersecurity measures taken by our third-party hosting facilities may be unable to anticipate, detect or prevent all attempts to compromise our systems. Any security breach, whether successful or not, could harm our reputation, subject us to lawsuits and other potential liabilities and ultimately could result in the loss of customers and loss of revenue.

Technological interruptions that impair access to our website could damage our reputation and brand and adversely affect our results of operations.

The satisfactory performance, reliability and availability of our websites and our network infrastructure are critical to our reputation, our ability to attract and retain customers and contributors to our platform and our ability to maintain adequate customer service levels. Any system interruptions that result in the unavailability of our websites could result in negative publicity, damage our reputation and brand or adversely affect our results of operations. Even a disruption as brief as a few minutes could have a negative impact on our operations and could result in a loss of revenue. Because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

If we do not successfully make, integrate and maintain acquisitions and investments, our business could be adversely impacted.

We have acquired, invested in and entered into strategic relationships with companies, and we may acquire, invest in or enter into strategic relationships with additional companies to complement our existing business and the breadth of our offerings. These transactions are inherently risky and expose us to risks which include:

•	disruption of our ongoing business, including diverting management’s attention from existing businesses and operations;
•	difficulties integrating acquired technology and assets, including content collections, into our systems and offerings;
•	risks associated with any acquired liabilities;
•	difficulties integrating personnel;
•	information security vulnerabilities;
•	difficulties integrating accounting, financial reporting, management, infrastructure and information security, human resources and other administrative systems;
•	the potential impairment of tangible and intangible assets and goodwill;
•	the potential damage to employee, customer, contributor and other supplier relationships; and
•	other unknown liabilities.

Future acquisitions or investments could also result in potential dilutive issuances of equity securities, use of significant cash balances or the incurrence of debt, any of which could adversely affect our stock price, financial condition and results of operations.

We cannot make assurances that our investments will be successful. If we fail to effectively integrate the companies we acquire, invest in or enter into strategic relationships with, we may not realize the benefits expected from the transaction and our business may be harmed.

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

Our business, operating results and growth rates may be adversely affected by current or future unfavorable economic and market conditions.

Our business depends on the economic health and general willingness of our current and prospective end-customers to make those capital commitments necessary to purchase our products. If the conditions in the U.S. and global economies remain uncertain or continue to be volatile, or if they deteriorate, our business, operating results and financial condition may be materially adversely affected. Economic weakness, end-customer financial difficulties, limited availability of credit and constrained capital spending have at times in the past resulted, and may in the future result, in challenging and delayed sales cycles, slower adoption of new technologies and increased price competition, and could negatively affect our ability to forecast future periods, which could result in an inability to satisfy demand for our products and a loss of market share.

Because we have material weaknesses in our internal control procedures, our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We have documented material weaknesses in our internal controls. Because of these material weaknesses, our management believes that, as of December 31, 2018, our internal controls over financial reporting were not effective and investors could lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Furthermore, if our efforts to comply with the Sarbanes-Oxley Act fail, we or our officers may be subject to civil or criminal penalties that could have a material adverse effect on our business, operating results and financial condition.

Any future litigation could have a material adverse impact on our results of operations, financial condition and liquidity.

From time to time we may be subject to litigation, including potential stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. We have acquired (“D&O”) liability insurance to cover such risk exposure for our directors and officers. In addition, the Company is increasing its general liability insurance and acquiring errors and omissions coverage (“E&O”). The Company also carries Fine Art Commercial, employee health and workman’s compensation policies. Despite the measures taken, such policies may not cover future litigation or the damages claimed may exceed our coverage. The amounts we would have to pay to indemnify our officers and directors should they be subject to legal action or any other action that we are exposed to could have a material adverse effect on our financial condition, results of operations and liquidity.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, rights of publicity and rights of privacy, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel and personal privacy and the rights of publicity apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet continue to be interpreted by the courts and their applicability and reach are therefore uncertain.

The costs of compliance with these and other regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

Risks Related to Our Securities

There is no active market for our securities, and we do not know if one will develop to provide you with adequate liquidity.

Our common stock is currently quoted on the OTCQB under the symbol “GBPT.” In connection with our proposed underwritten offering on Form S-1, we have applied to list certain of our securities, including our common stock, on the Nasdaq Capital Market. There is no guarantee our application is accepted or that an active trading market for our securities may develop or be sustained . If an active market for our securities does not develop, it may be difficult for you to sell your securities without depressing the market price for those securities or at all. Even if we do obtain such a listing, there can be no assurance that we will be able to maintain such listing in the future. As a result, investors may find it difficult to buy or sell or obtain accurate quotations for our securities, and the liquidity of our securities may be limited. These factors may have an adverse impact on the trading and price of our securities.

Penny stock regulations may impose certain restrictions on marketability of our securities.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. A security listed on a national securities exchange is exempt from the definition of a penny stock. Our Common Stock is not currently listed on a national security exchange. Our Common Stock is therefore subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by such rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.

Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Broker-dealers must wait two business days after providing buyers with disclosure materials regarding a security before effecting a transaction in such security. Consequently, the “penny stock” rules restrict the ability of broker-dealers to sell our securities and affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities, thereby affecting the liquidity of the market for our Common Stock.

In addition, the stock market can at times, and for extended periods of time, experience extreme price and volume fluctuations. This volatility has a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of these companies. The price of our securities could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our stock price.

As an emerging growth company within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), we will utilize certain modified disclosure requirements, and we cannot be certain whether these reduced requirements will make our securities less attractive to investors.

We are an emerging growth company within the meaning of the rules under the Securities Act. We have in this prospectus utilized, and we plan in future filings with the SEC to continue to utilize, the modified disclosure requirements available to emerging growth companies, including reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a nonbinding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act, including the additional testing of our internal control over financial reporting as may occur when outside auditors attest as to our internal control over financial reporting. As a result, our stockholders may not have access to certain information they may deem important.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceed $1 billion, (ii) the date that we become a ‘‘large accelerated filer’’ as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

We are a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset- backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a non-affiliated public float of less than $250.0 million or annual revenues of less than $100.0 million and a non-affiliated public float of less than $700.0 million as of the end of the second quarter of our most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time as we cease being an “emerging growth company,” we will be required to provide additional disclosure in our SEC filings. However, similar to an “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Provisions in our charter documents and the Delaware General Corporation Law could make it more difficult for a third party to acquire us and could discourage a takeover and adversely affect existing stockholders.

Anti-takeover provisions in our certificate of incorporation and bylaws, and in the Delaware General Corporation Law, could diminish the opportunity for stockholders to participate in acquisition proposals at a price above the then-current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our board of directors, without further stockholder approval, will be able to issue shares of undesignated preferred stock and fix the designation, powers, preferences, and rights and any qualifications, limitations, and restrictions of such class or series, which could adversely affect the voting power of your Shares. In addition, our bylaws will provide for an advance notice procedure for nomination of candidates to our board of directors that could have the effect of delaying, deterring, or preventing a change in control. Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding “business combinations,” which can deter attempted takeovers in certain situations. We may, in the future, consider adopting additional anti-takeover measures. The authority of our board of directors to issue undesignated preferred or other capital stock and the anti-takeover provisions of the Delaware General Corporation Law, as well as other current and any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter, or prevent takeover attempts and other changes in control of our company not approved by our board of directors. See “Description of Capital Stock” for further information.

We currently do not intend to pay dividends on our shares of common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our shares appreciates.

We do not expect to pay dividends on our shares of common stock in the foreseeable future and intend to use cash to grow our business. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as the extent to which our financing arrangements permit the payment of dividends, earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors. Consequently, your only opportunity to achieve a return on your investment in us will be if the market price of our securities appreciates.

Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new solutions and technologies and expand our operations.

If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of other risks described in this “Risk Factors” section, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future to expand our business, pursue strategic investments, take advantage of financing opportunities, or other reasons.

Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our products, or to grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these actions could harm our business, operating results and financial condition.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to comply with the laws and regulations affecting public companies, particularly after we are no longer an emerging growth company.

As a public company, particularly after we complete an “uplisting” to the Nasdaq Capital Market, we will incur significant legal, accounting and other expenses, including costs associated with public company reporting and corporate governance requirements, to comply with the rules and regulations imposed by the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules implemented by the SEC and Nasdaq, most of which are continually changing and evolving. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives and our legal and accounting compliance costs will increase. We also expect these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are evaluating and monitoring developments regarding these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

For example, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, as a public company, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As described above, as an emerging growth company, we will not need to comply with the auditor attestation provisions of Section 404 for several years. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

When the available exemptions under the JOBS Act, as described above, cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES.

Our principal executive office and headquarters is located at 6445 South Tenaya Way, B-130, Las Vegas, Nevada 89113 where we lease 4,606 square feet of commercial space for a monthly rental payment of $3,270 per month effective October 10, 2014. The lease expires on October 10, 2019. We also lease storage space locally to house art and photography stock. Our printing, framing, packing and shipping facilities are provided by third-parties. We also rent storage space on a month-to month basis in Brooklyn, NY, at a cost of $325 per month. This storage space has been historically used by our existing Globe Photos business operations.

As part of our acquisition of substantially all of the assets of Photo File, while we did not assume the lease, we did assumed its existing lease payments as follows: we will pay 50% of the lease payments through December 31, 2018, or until such earlier date as the lease may be terminated. Photo File's 43,000 square foot leased facility, located in Mount Kisco, NY, includes a state-of-the-art digital photographic printing lab and a complete framing operation. On January 30, 2007, Photo File signed a twelve year and nine-month lease, expiring on March 1, 2020, for approximately 43,000 square feet of office and warehouse space with rent starting at $41,988 per month with annual increases of 2% per year.

ITEM 3. LEGAL PROCEEDINGS.

We are not party to and none of our property is the subject of any outstanding litigation, nor have we received notice of any pending action to be filed against us or any of our property. From time to time, we may be a party to legal proceedings and subject to claims incident in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters would not have a material adverse effect on our financial condition or business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted under the symbol “GBPT” on the OTCQB operated by OTC Markets Group, Inc. The following tables set forth the range of high and low bid information for our common stock for the each of the periods indicated as reported by the OTCQB. These market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2019
Quarter Ended	High $	Low $
June 30, 2019 (through April 12, 2019)	0.55	0.24
March 31, 2019	0.51	0.175

Fiscal Year Ended December 31, 2018
Quarter Ended	High $	Low $
December 31, 2018	0.51	0.11
December 31, 2018	0.45	0.16
June 30, 2018	0.30	0.10
March 31, 2018	0.40	0.17

Fiscal Year Ended December 31, 2017
Quarter Ended	High $	Low $
December 31, 2017	0.35	0.15
September 30, 2017	0.50	0.15
June 30, 2017	0.50	0.25
March 31, 2017	0.78	0.25

Holders

As of April 12, 2019, there were 326,428,584 shares of common stock outstanding and held of record by 217 stockholders. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Recent Sales of Unregistered Securities

Set forth below is information regarding unregistered shares of capital stock issued by us within the last three years. Also included is the consideration received by us for such shares and information relating to the section of the Securities Act, or SEC rule, under which exemption from registration was claimed.

In April 2017, the board approved the issuance, but did not issue, 2,083,333 shares of common stock at fair value of $0.05 per share for 2015 services valued at $104,167 rendered by a consultant. On June 1, 2018, the board granted 2,083,333 10-year stock options with an exercise price of $0.01 valued at $312,489 in lieu of the common stock for settlement of the liability.

On March 30, 2018, the Company entered into agreements to grant 15,283,333 10-year stock options with exercise prices ranging from $0.01 - $0.05 for services and settlement of accrued liabilities. However, on May 15, 2018, the Company’s board secured waivers and cancelled the option grant agreements until such time that the Company’s board of directors approve the Company’s stock incentive plan.

On June 1, 2018, we granted 100,000 10-year stock options with exercise prices of $0.01 valued at $15,000 for services.

From July 2018 to December 31, 2018, we executed Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $3,282,050 to several accredited investors. The notes mature on April 30, 2019, bear interest at the rate of 10% per annum, and are convertible along with accrued interest at $0.10 per share at the option of the note holders. The proceeds of the Notes are to be used in connection with our payment obligations under the asset purchase agreement we signed with Photo File and for our general working capital purposes.

Subsequent to December 31, 2018, the Company issued additional convertible notes to accredited investors totaling to $521,030. The notes mature on April 30, 2019, bear interest at the rate of 10% per annum, and are convertible along with accrued interest at $0.10 per share at the option of the note holders.

During the year ended December 31, 2018 the Company in connection with a consulting agreement issued 1,000,000 shares of common stock for $25,000.

On October 24, 2018, we entered into a consulting agreement with SLT Holding, LLC, an entity owned and controlled by Shamar Tobias, our Chief Financial Officer. The agreement may be terminated by either party with or without cause on 30 days’ notice. We agreed to compensate SLT Holding, LLC $6,000 monthly and we granted Mr. Tobias an option to purchase 2,000,000 shares of our common stock at an exercise price of $0.10 per share. 500,000 option shares are vested on the date of grant and 500,000 option shares vest every six months of service thereafter up to the maximum of 2,000,000 option shares. These options expire 5 years from vesting.

On November 12, 2018, the Company issued 210,000 shares of common stock valued at $23,100 for the settlement of consulting fees.

On November 15, 2018, we entered into a consulting agreement with TD Ventures, LLC, an entity owned and controlled by Tucker DiEdwardo, our Chief Operating Officer. The agreement may be terminated by either party with or without cause on 90 days’ notice. We agreed to compensate TD Ventures, LLC $7,000 monthly and we granted Mr. DiEdwardo a ten year option to purchase 5,250,000 shares of our common stock at an exercise price of $0.05 per share. The option is 100% vested on issuance.

On November 15, 2018, we entered into a consulting agreement with Scott Black, our Chief Legal Officer. The agreement may be terminated by either party with or without cause on 30 days’ notice. We granted Mr. Black a ten year option to purchase 7,500,000 shares of our common stock at an exercise price of $0.05 per share. The option is 100% vested on issuance.

On December 17, 2018, we granted 6,500,000 2-year stock options to various individuals with exercise prices of $0.10 valued at for services.

During the year ended December 31, 2018, we granted, 3,000,000 5-year cashless warrants to our investor relations firm with an exercise price of $0.20 for services.

We did not, nor do we plan to, pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts or commissions, in connection with any of the issuances of securities listed above. The Registrant believes the offers, sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. In addition, each of the certificates issued or to be issued representing the securities in the transactions listed above bears or will bear a restrictive legend permitting the transfer thereof only in compliance with applicable securities laws. The recipients of securities in each of the transactions listed above represented to us or will be required to represent to us their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had or have adequate access, through their employment or other relationship with our company or through other access to information provided by our company, to information about our company.

Securities Authorized for Issuance under Equity Compensation Plan

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Issuer Repurchases of Equity Securities

Share repurchase activity during the year ended December 31, 2018 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to April 30, 2018:
Open market and privately negotiated purchases	94,118	$0.34	352,941	–

Total	94,118			–

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this prospectus. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in “Risk Factors” and “Forward-Looking Statements.”

Results of Operations for the Years Ended December 31, 2018 and 2017

Revenues

Our total revenue reported for the year ended December 31, 2018 was $3,183,142, compared with $939,252 for the year ended December 31, 2017. The change is primarily a result the increase in merchandise sales associated with of our acquisition of the Photo File, Inc. (“Photo File”) in the 4th quarter 2018.

We have instituted direct-to-consumer marketing and implemented programs with third-party re-sellers, brick and mortars and online retailers. We have also continued to enhance and market our licensing division, Globe Photos LLC. Additionally, we have invested considerable time and expense in the development of software designed to more efficiently process digitized images, and push them through to our retail and licensing channels, to help scale each division significantly.

Cost of Revenues

Our total cost of revenues for the year ended December 31, 2018 was $2,605,694, compared with $780,409 for the year ended December 31, 2017. The change is primarily a result additional royalty and production expenses associated with our acquisition of the assets of Photo File.

Operating Expenses

Operating expenses increased to $5,487,850 for the year ended December 31, 2018 from to $940,514 for the year ended December 31, 2017. The detail by major category is reflected in the table below.

	Year Ended December 31
	2018	2017

Product development, sales and marketing	$453,364	$317,568
General and administrative	4,998,506	611,403
Depreciation and amortization expense	35,980	61,543
Gain on sale of property and equipment	–	(50,000)

Total Operating Expenses	$5,487,850	$940,514

The main reason for the overall increase in operating expenses for the year ended December 31, 2018 was an increase in general and administrative expenses associated with the purchase of the Photo file assets.

Product development, sales and marketing expenses increased by $135,796 for the year ended December 31, 2018. Product development, sales and marketing expenses primarily consists of website development costs, sales- and marketing-related salaries, as well as other expenses associated with marketing. We continue to utilize our working capital resources in sales and marketing in order to increase the distribution and demand for our products and to add content to our product lines along with adding additional channels of distribution.

General and administrative costs increased by $4,387,103 for the year ended December 31, 2018 primarily due to the additional insurance and salary expenses associated with the acquisition of Photo File.

Total depreciation expense decreased by $25,563 for the year ended December 31, 2018. The decrease is the result of assets being fully depreciated during the previous year ended December 31, 2017.

Gain on sale of property and equipment decreased by $50,000 for the year ended December 31, 2018 primarily due to the sales of archival assets during 2017. There were no similar transaction during the year ended December 31, 2018.

Net Loss

We finished the year ended December 31, 2018 with a loss of $493,975, as compared to a loss of $847,860 during the year ended December 31, 2017, the decrease in net loss is primarily the result of a bargain purchase gain on the acquisition of Photo File.

Liquidity and Capital Resources

As of December 31, 2018, we had total current assets of $885,035 and current liabilities of $12,684,119, resulting in a working capital deficit of $11,799,085. This compares with the working capital deficit of $2,279,685 at December 31, 2017. This decrease in working capital deficit, as discussed in more detail below, is primarily the result of our convertible note offerings and current liabilities assumed in the acquisition of Photo File.

Our operating activities used $1,034,790 during the year ended December 31, 2018 as compared with $374,271 used in operating activities during the year ended December 31, 2017. Our negative operating cash flow in 2018 was largely the result of additional operating cost associated with the acquisition of Photo File.

Investing activities used $1,552,425 during the year ended December 31, 2018 compared with $19,149 during the year ended December 31, 2017. Cash used in investing activities increased as a result of the purchase price paid in connection with our acquisition of assets from Photo File.

Financing activities provided $2,890,185 during the year ended December 31, 2018 compared with $302,385 provided during the year ended December 31, 2017. Our positive financing cash flow in 2018 was largely the result of our recent offering and sale of convertible notes.

There is no guarantee we will generate sufficient revenues to continue operations. Our management estimates we will need approximately $1,000,000 in annual revenues to continue operations at our current operating level, without consideration given to investment in new sales and marketing channels. For the immediate future we plan to achieve this revenue target by ramping up fees earned from licensing imagery to media companies growing a network of global sales agents. There is no guarantee that we will generate sufficient revenues to continue operations. We expect to continue incurring significant operating losses for the near future. If we are not successful in achieving revenues required to continue operations at our current operating levels within three to four months, or obtaining additional financing, our operations will be significantly negatively impacted, and we will need to significantly scale back our operations or liquidate all or a portion of our collections.

We believe that our principal difficulty in our ability to successfully generate profits has been the lack of available capital to operate and expand our business. We believe we need a minimum of approximately $6,000,000 in additional working capital to be utilized for key archive acquisitions, inventory management software, technology development, additional staffing and working capital. As of the date of this report, we have no commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2018.

Critical Accounting Polices

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are disclosed in Note 2 of our audited consolidated financial statements included in the Form 10-K filed with the SEC.

Off Balance Sheet Arrangements

As of December 31, 2018, there were no off-balance sheet arrangements.

Recent Accounting Pronouncements

The recent accounting pronouncements that are material to our financial statements are disclosed in Note 2 of our consolidated audited financial statements included in the Form 10-K filed with the SEC and in Note 2 of our unaudited consolidated financial statements included herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of the Company's audited consolidated financial statements for the fiscal years ended December 31, 2018 and 2017, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent auditors on accounting or financial disclosures.

On August 4, 2017, Eide Bailly LLP (the “Former Accountant”) resigned as our independent registered public accounting firm and we engaged Malone Bailey LLP (the “New Accountant”) as our independent registered public accounting firm. The engagement of the New Accountant was approved by our Board of Directors.

We filed a Form 8-K on August 7, 2017 with the SEC regarding the change in independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2018. This evaluation was carried out under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, we have concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this annual report due to the material weaknesses indicated below. We intend to implement additional procedures to improve disclosure controls.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited personnel:

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

Our Board of Directors has assigned a priority to the short-term and long-term improvement of our internal control over financial reporting. The Company has already begun to remediate many of the control deficiencies by hiring a Chief Financial Officer and forming and appointing members of an audit committee. In addition, the Company acquired additional accounting support staff with the acquisition of Photo File. Further, the Company plans to restructure the financial reporting process to mitigate the risk of a lack of separation of duties, lack of timely accounting, and control over records.

The Company plans to:

•	Conduct formal training related to key accounting policies, internal controls, and SEC compliance for all key personnel who have an impact on the transactions underlying the financial statements.

•	Emphasize the importance of, and monitor the sustained compliance with, the execution of our internal controls over financial reporting.

•	Work with our third-party service provider to ensure that our accounting and reporting for income taxes are timely and accurate.

•	Hire a full-time CFO, controller, and accounting support staff to mitigate our lack of segregation of duties.

•	Complete the implementation of the Company’s updated accounting software, NetSuite. The Company is currently running the old and new accounting software in parallel as it transitions to NetSuite. The new software will greatly assist staff in recording accounting transactions in a timely manner, and implementing new procedures designed to improve user access rights, security, and financial reporting.

•	Evaluate the roles of the accounting staff acquired in the Photo File acquisition in order to increase the support of our corporate accounting office in order to mitigate our risk of lack of timely accounting and segregation of duties.

We believe that our financial statements presented in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

This annual report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names, ages, and positions of our executive officers and directors as of April 12, 2019. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable. There currently are no legal proceedings and during the past ten years there have been no legal proceedings that are material to the evaluation of the ability or integrity of any of our executive officers or directors.

Name	Age	Position(s)
Stuart Scheinman	53	President, Chief Executive Officer, Principal Executive Officer and Director
Scott C. Black	66	Secretary, Chief Legal Officer and Director
Tucker DiEdwardo	71	Chief Operating Officer
Shamar Tobias	36	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Sam D. Battistone	79	Chairman of the Board of Directors
Jerry Nadal(1)(2)	59	Director
Barbara D’Amato (1)(2)(3)	48	Director
Luisa Ingargiola(1)(3)	51	Director
George Smith(2)(3)	61	Director

(1)	Member of the Nominating and Corporate Governance Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.

Executive Officers

Stuart Scheinman was appointed as our CEO, President and a director on December 27, 2016. Mr. Scheinman and Mr. Battistone served as Co-CEO’s until November 1, 2018. Mr. Scheinman previously served as president of Movie Star News, Inc., Las Vegas, NV, a privately-held company engaged in the sale of classic and vintage Hollywood photographs, until we acquired this company in October 2014. Earlier, he was president and founder of Animal and, an interactive toy manufacturing company from December 2003 to September 2012. The interactive store within a store experience grew to over 500 locations worldwide. For over two decades Mr. Scheinman has been involved with sports and entertainment marketing, developing licensed products for the NBA, NHL and most major Football Clubs in Europe, and working with 200 major athletes worldwide. Mr. Scheinman received a Bachelor of Arts degree from Long Island University in 1987. Mr. Scheinman is qualified to serve on our board of directors because of his sales, marketing and business development experience.

Scott C. Black, Lieutenant General US Army (Ret.), was appointed as our Secretary, CFO, in-house counsel and a director on December 27, 2016. On November 1, 2018, he was formally appointed as our Chief Legal Officer and resigned as our Chief Financial Officer. Mr. Black previously served as CFO of Movie Star News, Inc., Las Vegas, NV, a privately-held company engaged in the sale of classic and vintage Hollywood photographs, until we acquired this company in October 2014. From November 2009 through August 2012, he was vice president and general manager of BAE Systems, Inc., where he supervised and managed the Global Mission Solutions business unit with more than $300 million in annual revenue. He joined BAE Systems after retiring from the U.S. Army where he had a distinguished 35-year career of service, rising to serve as the Army’s judge advocate general. As the Judge Advocate General of the U.S. Army, Mr. Black directed a legal services organization of more than 10,000 lawyers and paralegals, both soldiers and civilians, who were deployed around the world in 650 offices in 19 countries, including Iraq and Afghanistan. He served as the legal advisor to the Secretary of the Army, the Army Chief of Staff, and all Army Staff principals. He was also responsible for all Military Justice operations, the legal support for contracting, ethics, and environmental programs, and for supervising the training and deployment of Rule of Law and Governance Advisors around the world. Previously, he served as Commanding General and Commandant of the Judge Advocate General's Legal Center and School in Charlottesville, Virginia, and as the Assistant Judge Advocate General for Military Law and Operations in the Pentagon. His past positions include Chief Counsel for the Secretary of the Army’s Congressional Liaison Office, Staff Judge Advocate (General Counsel) for the Army’s Fifth Corps in Germany, and Assistant Counsel to the President in the White House. Mr. Black received a bachelor’s degree in political science from California Polytechnic State University in 1974 and a Juris Doctor from the California Western School of Law in 1980. He also holds a Master’s Degree in National Resource Strategy from the Industrial College of the Armed Forces, National Defense University. His awards include the Distinguished Service Medal, the Legion of Merit with Oak Leaf Cluster, and the Meritorious Service Medal with four Oak Leaf Clusters. He is also entitled to wear the Parachutist Badge, the Ranger Tab, and the Army Staff Identification Badge. Mr. Black is qualified to serve on our board of directors because of his sales, marketing and business development experience.

Tucker DiEdwardo has served as our Chief Operating Officer since November 15, 2018. Prior to his appointment as our COO, Mr. DiEdwardo has owned TD Ventures, LLC, a special events and entertainment marketing company. From 2005 to 2013, Mr. DiEdwardo worked as president of LVI Global, LLC, an internationally recognized leader in postgraduate live-patient dental education, with over 9,500 alumni from 46 countries. Mr. DiEdwardo holds both Bachelor and Master of Science/Education degrees from Southern Connecticut State University.

Shamar Tobias was appointed as our Chief Financial Officer on November 1, 2018. Since 2013, Mr. Tobias has served as the managing partner of Blue Chip Accounting, LLC, a certified public accounting and consulting firm located in Henderson, NV. In his role as managing partner, he has served as a financial consultant for several companies in the public, private, and governmental sectors. Prior to founding Blue Chip Accounting, Mr. Tobias served as a consulting partner at a PCAOB registered accounting firm also located in Henderson, NV. Mr. Tobias earned a Bachelor of Science in Accounting and a Masters of Accountancy from the University of Nevada - Las Vegas and also holds a Certified Public Accountant designation in the State of Nevada.

Board of Directors

Sam D. Battistone was appointed as the Chairman of our board of directors on December 27, 2016. He previously served as Co-CEO with Mr. Scheinman from December 27, 2016 to November 1, 2018. Mr. Battistone is the Founder, Chairman and CEO of Dreamstar, a Nevada corporation. He was the Founder and Chairman of Dreams, Inc., a public company traded on the New York Stock Exchange and Field of Dreams, a national chain of sports and celebrity retail stores. Dreams, Inc. was ultimately purchased by Fanatics, Inc. He was the Principal Owner and Founder of the Utah Jazz (formerly New Orleans Jazz) National Basketball Association team, and served as Chairman, President and Governor of the team from 1974 to 1986. He was appointed by the Commissioner of the NBA as a member of the Advisory Committee of the Board of Governors of the NBA. He was a founding Director of Sambo's Restaurants, Inc. and served in the positions of President, CEO and Chairman of the Board during the years of 1967 to 1979. He directed the efforts of Sambo's Initial Public Offering in 1969 and the move to the New York Stock Exchange. During that period, Sambo's grew from a regional operation of 59 units to a chain of over 1100 restaurants nationwide. He also was a member of the board of directors of the National Restaurant Association. Mr. Battistone is qualified to serve on our board of directors because of his sales, marketing and business development experience.

Barbara D’Amato has served on our board of directors since March 10, 2019. Ms. D’Amato is a highly accomplished global deal maker, career banker, financier and operator with 25+ years of experience with a prominent ability to drive rapid growth and value creation through operational leadership, leveraging the power of strategic partnerships, financial and strategic professional and capital markets networks in the US and globally. From 2004 to 2018, Ms. D’Amato was the Founder and CEO of Trilogy Brands Group, a brand development licensing and franchising international growth firm in the retail industry, and Trilogy Capital Corp., an international advisory firm specializing in growth capital and project development to middle market and large companies. Prior to Trilogy, Ms. D’Amato served as Senior Relationship Manager and Team Leader, Vice President and Chief Risk Officer for Global Multinational Banks such as BNP Paribas US and Global Banking, a $2.5 trillion in assets and a presence in over 75 countries, and Bank of America’s Global Capital Markets Group among the top 10 largest banks in the world. She currently serves as an Advisor to the Board of Directors of TriLinc Global a leading $1.1 billion global private debt alternative investment fund whose strategy is to generate attractive financial returns and meet the sustainable investment needs of investors by achieving global social, economic and environmental impact worldwide. Ms. D’Amato obtained her bachelor’s degree in International Business from California State University Pomona, and post-graduate degree from Harvard Business School. Ms. D’Amato’s extensive investment and international markets experience, as well as her independence, judgment and exceptional leadership experience makes her a valuable addition to the Board.

Jerry Nadal has served on our board of directors since November 20, 2018. Mr. Nadal brings more than 30 years of experience in the entertainment industry to our board of directors, specializing in the production of live performances. He currently serves as senior vice president of the resident shows division of Cirque du Soleil, where he is responsible for all six ongoing Las Vegas shows and others in several cities worldwide involving more than 2,000 performers from over 40 countries. His operational responsibilities also include supervising the Cirque du Soleil sales and marketing team that oversees $500 million in annual revenues, and managing Cirque du Soleil’s operating partnerships with Disney, Universal, MGM Resorts International, Treasure Island Hotel & Casino, Stage Entertainment, Michael Jackson Estate, and Apple Records. Mr. Nadal is qualified to serve on our board of directors because of his entertainment industry experience.

Luisa Ingargiola has served as a member of our board of directors since December 27, 2018. From 2017 to present, Ms. Ingargiola serves as Chief Financial Officer of Avalon GloboCare. From 2007 to 2016, Ms. Ingargiola served as Chief Financial Officer of MagneGas Corporation (and board member from 2016 to June 2018). Ms. Ingargiola currently serves as board member and audit committee chair of FTE Networks and ElectraMeccanica. She also serves as board member for Operation Transition Assistance Corporation and The JBF Foundation Worldwide. Ms. Ingargiola received her Bachelors of Science from Boston University and her Masters of Business Administration from the University of Florida. Ms. Ingargiola’s public company reporting and accounting experience make her well qualified for service as a member of our board of directors.

George Smith was appointed as a member of our board of directors on December 27, 2018. Mr. Smith has been in the entertainment and amusement business for more than thirty years. During his industry tenure he has been involved in all facets of facilities operations and management. Currently, Mr. Smith is President/COO of Family Entertainment Group/Skymart and Chief Operating Officer of IVC Interactive Vending Corporation. In 2014, Mr. Smith was Co-Founder of Face to Face Entertainment Conferences F2FEC (conferences aimed at the owners and senior management of the top FEC’s and parks in the industry). Mr. Smith received his B.S.B.A from Clark University. Mr. Smith’s entertainment industry experience makes him qualified to serve as a member of our board of directors.

Family Relationships

There are no family relationships between or among the directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Terms of Office

Our Directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, subject to their respective employment agreements.

Other Directorships

Other than as disclosed above, during the last 5 years, none of our directors held any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of Directors Composition

Director Independence

Our board of directors consists of seven members. Our board of directors has determined that Barbara D’Amato, Luisa Ingargiola, and George Smith are all independent directors in accordance with the listing requirements of the Nasdaq Capital Market. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Role of Board in Risk Oversight Process

Our board of directors has responsibility for the oversight of the Company’s risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our board of directors to understand the Company’s risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk.

The audit committee reviews information regarding liquidity and operations, and oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed through committee reports about such risks. Matters of significant strategic risk are considered by our board of directors as a whole.

Board of Directors and Stockholder Meetings and Attendance

During fiscal year 2018, there were four formal Board meetings. None of our directors attended fewer than 75% of the total number of meetings of the Board. The Company encourages, but does not require, directors to attend annual meetings of stockholders. The Company did not hold an annual meeting of stockholders during fiscal year 2018.

Board Committees and Independence

Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignations or until otherwise determined by the board of directors. The committees were established on December 31, 2018 and, as such, no committee meetings were held during the last fiscal year.

Audit Committee. Our audit committee oversees the integrity of our accounting and financial reporting process and the audits of our financial statements. Among other matters, the audit committee is directly responsible for: the selection, compensation, retention and oversight of our independent registered public accounting firm; reviewing our independent registered public accounting firm’s continuing independence; approving the fees and other compensation to be paid to our independent registered public accounting firm; pre-approving all audit and non-audit related services provided by our independent registered public accounting firm; reviewing and discussing with management and our independent registered public accounting firm the results of the quarterly and annual financial statements; reviewing and discussing with management and our independent registered public accounting firm our selection, application and disclosure of our critical accounting policies; discussing with our independent registered public accounting firm both privately and with management the adequacy of our accounting and financial reporting processes and systems of internal control; reviewing any significant deficiencies and material weaknesses in the design or operation over internal control over financial reporting; and annually reviewing and evaluating the composition and performance of the audit committee, including the adequacy of the audit committee charter.

The current members of our audit committee are Luisa Ingargiola, who is the chair of the audit committee, Barbara D’Amato, and George Smith. We believe that each member of our audit committee meets the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and the Nasdaq Capital Market. Ms. Ingargiola qualifies as an “audit committee financial expert,” as defined under applicable SEC rules. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and the Nasdaq Capital Market.

Compensation Committee. Our compensation committee evaluates, recommends and approves policy relating to compensation and benefits of our officers and employees. Among other matters, the compensation committee is responsible for annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers; evaluating the performance of these officers in light of those goals and objectives and setting the compensation of these officers based on such evaluations; administering and interpreting our cash and equity-based compensation plans; annually reviewing and making recommendations to the board of directors with respect to all cash and equity-based incentive compensation plans and arrangements; and annually reviewing and evaluating the composition and performance of the compensation committee, including the adequacy of the compensation committee charter. The compensation committee shall have the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities as set forth in its charter, but, to date, has not retained services of any compensation consultants. The compensation committee consists of entirely “independent directors” (as defined below) and no executive officers have a role in determining or recommending the amount or form of executive and director compensation.

The current members of our compensation committee are Jerry Nadal, who is the chair of the compensation committee, Barbara D’Amato and George Smith. We believe that each of Ms. D’Amato, Mr. Smith and Mr. Nadal is an “independent director” under the applicable rules and regulations of the Nasdaq Capital Market, and that each member of our compensation committee is a “non-employee director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, and an “outside director,” as that term is defined under Section 162(m) of the Internal Revenue Code of 1986.

Nominating and Governance Committee. The nominating and governance committee is responsible for making recommendations to the board of directors regarding candidates for directorship and the structure and composition of our board of directors and committees of the board of directors. Among other things, the nominating and governance committee is responsible for identifying, evaluating and nominating candidates for appointment or election as members of our board of directors; developing, recommending and evaluating a code of conduct and ethics applicable to all of our employees, officers and directors and a code applicable to our chief executive officer and a senior finance department personnel; recommending that our board of directors establish special committees as may be necessary or desirable from time to time; recommending policies and procedures for stockholder nomination of directors and annually reviewing and evaluating the composition and performance of the nominating and governance committee, including the adequacy of the nominating and governance committee charter.

The current members of the nominating and governance committee are Barbara D’Amato, who is the chair of the nominating and governance committee, Luisa Ingargiola and Jerry Nadal. We believe that all of the members of our nominating and governance committee are “independent directors” under the applicable rules and regulations of the Nasdaq Capital Market.

Copies of our audit committee, compensation committee and nominating and governance committee charters are available under the “Investors” section of our website at www.globephotos.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this prospectus.

Board Diversity

Our nominating and corporate governance committee is responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

•	Personal and professional integrity, ethics and values;

•	Experience in corporate management, such as serving as an officer or former officer of a publicly-held company;

•	Experience as a board member or executive officer of another publicly-held company;

•	Strong finance experience;

•	Diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

•	Diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience;

•	Experience relevant to our business industry and with relevant social policy concerns; and

•	Relevant academic expertise or other proficiency in an area of our business operations.

Currently, our board of directors evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted such a policy as we have never received a recommendation from any stockholder for any candidate to serve on our Board. We do not know if any of our stockholders will make a recommendation for any candidate to serve on our Board in the future.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the “Investors” section of our website at www.globephotos.com. In addition, we post on our website all disclosures that are required by law or the listing standards of the Nasdaq Capital Market concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this prospectus.

Compliance with Section 16(a) of the Exchange Act.

Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2018, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements, other than (i) Form 4 filings for Scott Black, Tucker DiEdwardo and Shamar Tobias related to stock option grants and (ii) Form 3 filings for Jerry Nadal, Luisa Ingargiola, George Smith, Shamar Tobias and Tucker DiEdwardo. The aforementioned officers and directors intend to have the above forms filed shortly after the date of this report.

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2018 and 2017.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Stuart Scheinman CEO and Director	2018 2017	84,500 91,000	– –	– –	– –	– –	84,500 91,000
Shamar Tobias CFO	2018 2017	12,000 –	– –	– –	297,715 –	– –	309,715 –
Sam Battistone Director and former Co-CEO	2018 2017	– –	– –	– –	– –	– –	– –
Scott Black Secretary, Treasurer and Director	2018 2017	– –	– –	– –	825,000 –	– –	$825,000 –
Tucker DiEdwardo COO	2018 2017	84,000 –	– –	– –	577,500 –	– –	$661,500 –

Narrative Disclosure to Summary Compensation Table

We have not entered into any written employment agreements with any of our executive officers.

On October 24, 2018, we entered into a consulting agreement with SLT Holding, LLC, an entity owned and controlled by Shamar Tobias, our Chief Financial Officer. The agreement may be terminated by either party with or without cause on 30 days’ notice. We agreed to compensate SLT Holding, LLC $6,000 monthly and we granted Mr. Tobias a 5 year option to purchase 2,000,000 shares of our common stock at an exercise price of $0.10 per share. 500,000 option shares are vested on the date of grant and 500,000 option shares vest every six months of service thereafter up to the maximum of 2,000,000 option shares.

On November 15, 2018, we entered into a consulting agreement with TD Ventures, LLC, an entity owned and controlled by Tucker DiEdwardo, our Chief Operating Officer. The agreement may be terminated by either party with or without cause on 90 days’ notice. We agreed to compensate TD Ventures, LLC $7,000 monthly and we granted Mr. DiEdwardo a 10 year option to purchase 5,250,000 shares of our common stock at an exercise price of $0.05 per share. The option is 100% vested on issuance.

On November 15, 2018, we entered into a consulting agreement with Scott Black, our Chief Legal Officer. The agreement may be terminated by either party with or without cause on 30 days’ notice. We granted Mr. Black a ten year option to purchase 7,500,000 shares of our common stock at an exercise price of $0.05 per share. The option is 100% vested on issuance.

Other Elements of Compensation

We do not currently maintain any forms of retirement savings, employee benefit, nonqualified deferred compensation, change in control or pension plans for use by our executive officers or employees.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2018.

	Option Awards						Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive plan awards: Market or payout value of unearned share, units or other right that have not vested ($)
Scott Black	11/15/2018	7,500,000		7,500,000	$0.05	11/15/2028

Shamar Tobias	11/1/2018	2,000,000		2,000,000	$0.10	11/01/2023	1,500,000	223,287

Tucker DiEdwardo	4/11/2018	5,250,000		5,250,000	$0.05	11/15/2028

Director Compensation

Our directors did not receive any compensation during the years ended December 31, 2018 and 2017, in consideration for their services rendered in their capacity as directors and no arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table sets forth certain information regarding the beneficial ownership of our outstanding Common Stock, as of April 12, 2019 by: (i) each of our directors, (ii) each of our named executive officers (as defined by Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act), (iii) all of our directors and named executive officers as a group, and (iv) each person known to us to beneficially own more than 5% of our outstanding Common Stock.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within sixty (60) days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent that power may be shared with a spouse. The Company does not know of any arrangements the operation of which may at a subsequent date result in a change of control of the Company.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 6445 South Tenaya Way, B-130 Las Vegas, Nevada 89113.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
5% or Greater Stockholders
Dino Satallante (1)	71,149,408	21.8%

Named Executive Officers and Directors
Sam Battistone (1)	70,247,410	21.5%
Stuart Scheinman (1)	71,149,408	21.8%
Scott Black(2)	7,500,000	2.3%
Tucker DiEdwardo(3)	5,250,000	1.6%
Shamar Tobias(4)	2,000,000	*
Jerry Nadal	–	–
Barbara D’Amato	–	–
Luisa Ingargiola	–	–
George Smith	–	–
All executive officers and directors as a group (9 persons)(5)	156,146,818	47.8%

* Less than 1%

(1)	These shares are held under the name Movie Star News LLC, which owns an aggregate of 220,238,226 shares of our Common Stock. Mr. Satallante and Mr. Scheinman each own 32.3% of that company. As such, they have the voting and dispositive power over these shares. Mr. Battistone owns the remaining 31.9% and has the voting and dispositive power over those shares.
(2)	Mr. Black is granted the option to purchase 7,500,000 shares of the Company's Common Stock, at $0.0001 par value under the Company's 2018 Incentive Plan, and at an exercise price of $0.05 per share. The 7,500,000 will be 100% vested on the date issued and exercisable on the day following with the options expiring ten (10) years from the date of vesting.
(3)	Consists of the option to purchase 5,250,000 shares of the Company's Common Stock, $0.0001 par value under the Company's 2018 Incentive Plan at an exercise price of $0.05 per share. The 5,250,000 will be 100% vested on the date issued and exercisable on the day following with the options expiring ten (10) years from the date of vesting.
(4)	Consists of the option to purchase 2,000,000 options of the Company's Common Stock, $0.0001 par value under the Company's 2018 Incentive Plan at an exercise price of $0.10 per share. 500,000 options will be 100% vested on the date issued with the rest of the options vesting every six months and exercisable on the day following. The options expire five (5) years from the date of vesting
(5)	Includes shares of common stock issuable upon the exercise of outstanding options, as set forth in the previous footnotes.

Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2018 Equity Incentive Plan	19,933,333	$0.07	15,066,667
Warrants	6,500,000	$0.10	8,566,667

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We describe below the transactions and series of similar transactions, since January 1, 2016, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of our average total assets at year-end over the last two completed fiscal years; and

•	any of our directors, executive officers, holders of more than 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements with directors and executive officers, which are described where required under the section above titled “Executive Compensation.”

In December 2015, the Company entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. The note bears interest at the rate of 10% per annum and is payable on the 1st day of each month commencing in February 2016. On February 15, 2016, the Company entered into an additional promissory note agreement with the same unrelated party for additional proceeds of $62,500 and under the same terms as the first note. As of December 31, 2018 and 2017, the balance of $162,500 remains outstanding. Both notes are secured by certain inventory and archival images of the Company in the amount of up to $200,000. Accrued interest payable due under the unsecured note agreement was $50,662 and $34,412 as of December 31, 2018 and 2017, respectively. The notes matured on December 31, 2017; however, on January 22, 2018, the outstanding balance on the notes was purchased by a related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. All the accrued interest through the December 31, 2017, was still due to the original noteholder.

On April 5, 2016, the Company entered into an unsecured promissory note agreement with unrelated parties for working capital purposes for total proceeds of $50,000. The promissory notes matured in December 2017 and bear interest at the rate of 6% per annum. However, on January 22, 2018, the outstanding balance on the notes was purchased by a related party and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Accrued interest payable due under the unsecured note agreement was $8,227 and $5,227 as of December 31, 2018 and 2017, respectively. All the accrued interest through the December 31, 2017, was still due to the original noteholder.

On August 1, 2013 the Company entered into an unsecured promissory note agreement with a related party Dino Satallante for $100,000. The loan bears interest at the rate of 5% per annum. During the year ended December 31, 2018, the Company made payment of $14,960. As of December 31, 2018 and 2017, $46,175 and $61,135 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the year ended December 31, 2018 and 2017 was $2,309 and $3,057 respectively. The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective March 30, 2018, the note agreement was extended to June 30, 2018 and on June 30, 2018, the note was further extended to December 31, 2018.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar an entity owned and controlled by Sam Battistone, a Company officer and director and a principal shareholder, and Dino Satallante, a beneficial interest shareholder of the Company, for working capital purposes. The loans bear interest at the rate of 6% per annum. The loans matured on September 10, 2015 and were extended to December 31, 2016. In December 2016, both loans were extended to December 31, 2017 and on March 30, 2018, the notes were extended to June 30, 2018 and on June 30, 2018, one of the note was further extended to December 31, 2018. The outstanding balance on the note issued to Dreamstar was fully paid during the year ended December 31, 2018. As of December 31, 2018, $20,500 and $0 was outstanding to Dino Satallante and Dreamstar, respectively. At December 31, 2017, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively. Aggregate interest expense in connection with the two unsecured promissory note agreements for the year ended December 30, 2018 and 2017 was $5,536 and 5,584.

Effective July 21, 2015, the Company entered into a promissory note agreement with a related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photos Assets acquired. The remainder of the proceeds were used for working capital purposes. The note matured on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photos Assets. Total interest expense in connection with the secured promissory note agreement for the years ended December 31, 2018 and 2017 is $19,200 and $19,200. Per the terms of the agreement the Company incurred loan fees totaling $8,000 which was fully amortized in 2016. Effective March 30, 2018 the note was extended to June 30, 2018, and on June 30, 2018, the note was further extended to December 31, 2018.

On April 4, 2016 the Company entered into a secured promissory note agreement with Premier Collectibles, a beneficial interest shareholder for total proceeds of $65,000 to be used for acquisition of archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection which the proceeds were used and matured on April 1, 2017. On March 30, 2018, the note was extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense on the note was $5,200 and $5,200 for the years ended December 31, 2018 and 2017.

On April 15, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matures on December 15, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $3,000 and $3,000 for the years ended December 31, 2018 and 2017, respectively. All the accrued interest through the December 31, 2017, was still due to the original noteholder.

On October 3, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matures on December 31, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $3,000 and $3,000 for the years ended December 31, 2018 and 2017.

On December 2, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $31,500. The promissory note bears interest at the rate of 6% per annum and matures on December 31, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $1,890 and $1,890 for the years ended December 31, 2018 and 2017, respectively.

See “Executive Compensation” for certain consulting agreements and equity grants to officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$43,444	$0	$0	$0
2018	$89,000	$0	$0	$0

Pre-Approval Policies and Procedures

The Audit Committee was only recently established on December 28, 2018. As a result, the Audit Committee did not have the ability to institute a pre-approval policy. On a go-forward basis, the Audit Committee plans to pre-approve all auditing services and the terms of non-audit services provided by our independent registered public accounting firm, but only to the extent that the non-audit services are not prohibited under applicable law and the committee determines that the non-audit services do not impair the independence of the independent registered public accounting firm.

Fees that were incurred in 2017 and 2018 were not pre-approved by the Audit Committee as it had not yet been formed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the Exhibit Index which precedes the signature page to this annual report on Form 10-K and which is incorporated by reference herein.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)	Asset Purchase Agreement by and between Movie Star News LLC and the Company, dated October 8, 2014

2.2(2)	Asset Purchase Agreement by and between Globe Photos, Inc. and the Company, dated July 22, 2015

2.3(3)	Asset Purchase Agreement by and between Photo File, Inc. and the Company, dated October 11, 2018

3.1(1)	Certificate of Incorporation

3.2(1)	Certificate of Amendment, dated December 2, 2004

3.3(1)	Certificate of Amendment, dated February 11, 2005

3.4(1)	Certificate of Amendment, dated April 30, 2007

3.5(1)	Certificate of Amendment, dated December 7, 2009

3.6(1)	Certificate of Amendment, dated April 30, 2007

3.7(4)	Certificate of Merger, dated June 6, 2018

3.8(1)	Bylaws

10.1(1)	Photographic Reproduction and Marketing Rights Agreement, dated November 18, 2011, by and between the Estate of Frank Worth and the Company

Exhibit Number	Description of Exhibit

10.2(1)	Purchase Agreement, dated as of December 21, 2011, by and among International Imaged Ltd, Birchley Ltd. And the Company

10.3(1)	Deed of Variation, dated as of February 28, 2013, by and among International Imaged Ltd., Birchley Ltd. And the Company

10.4(5)	Form of Secured Convertible Promissory Note

10.5#(7)	2018 Incentive Plan and related form agreements

10.6#(7)	Consulting Agreement, dated October 24, 2018, by and between SLT Holding, LLC and the Company

10.7#(6)	Consulting Agreement, dated November 15, 2018, by and between TD Ventures, LLC and the Company

10.8#(6)	Consulting Agreement, dated November 15, 2018, by and between Scott C. Black and the Company

21.1(7)	List of subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 ________________________

(1)	Incorporated by reference to the Form 10 filed with the SEC on February 10, 2015

(2)	Incorporated by reference to the Form 10-Q filed with the SEC on November 16, 2015

(3)	Incorporated by reference to the Form 8-K filed with the SEC on October 15, 2018

(4)	Incorporated by reference to the Form 8-K filed with the SEC on June 28, 2018

(5)	Incorporated by reference to the Form 8-K filed with the SEC on October 26, 2018

(6)	Incorporated by reference to the Form 8-K filed with the SEC on November 28, 2018

(7)	Incorporated by reference to the Form S-1 filed with the SEC on February 13, 2019

#	Indicates management contract or compensatory plan or arrangement

* In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBE PHOTOS, INC.

By:	/s/ Stuart Scheinman
Stuart Scheinman
President and Chief Executive Officer

Dated: April 16, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stuart Scheinman Stuart Scheinman	President, Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2019

/s/ Shamar Tobias Shamar Tobias	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2019

/s/ Sam D. Battistone Sam D. Battistone	Chairman of the Board of Directors	April 16, 2019

/s/ Scott C. Black Scott C. Black	Secretary, Chief Legal Officer and Director	April 16, 2019

/s/ Jerry Nadal Jerry Nadal	Director	April 16, 2019

/s/ Barbara D’Amato Barbara D’Amato	Director	April 16, 2019

/s/ Luisa Ingargiola Luisa Ingargiola	Director	April 16, 2019

/s/ George Smith George Smith	Director	April 16, 2019

GLOBE PHOTOS, INC.

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Globe Photos, Inc.

(Formerly Capital Art, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Globe Photos, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 16, 2019

GLOBE PHOTOS, INC.

(FKA CAPITAL ART, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
Assets

Current Assets
Cash	$304,267	$1,297
Accounts receivable, net	559,255	44,548
Inventory, net	–	56,500
Prepaid expenses	21,513	12,765
Total Current Assets	885,035	115,110

Property and equipment, net	5,533,680	2,493,224
Security deposit	38,402	6,356
Intangible Assets, net	15,766,250	326,250

Total Assets	$22,223,367	$2,940,940

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$2,462,563	$540,947
Contingent purchase consideration	6,279,000	–
Payable to Photo File, Inc.	686,943	–
Payable to Globe Photos, Inc.	10,000	10,000
Due to related parties	287,455	147,113
Notes payable - related parties	635,675	456,235
Notes payable, net of debt discount	185,000	417,500
Deferred revenue	–	75,000
Derivative liability	–	9,195
Loans payable, net of unamortized discounts	481,784	738,805
Convertible Notes, net of debt discount and issuance costs	1,389,163	–
Convertible Notes - related party, net of debt discount	266,537	–
Total Current Liabilities	12,684,120	2,394,795

Total Liabilities	12,684,120	2,394,795

Stockholders' Equity

Preferred stock, $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding at December 31, 2018 and 2017.	–	–
Common stock par value $0.0001: 450,000,000 shares authorized; 326,428,583 and 325,570,524 issued and 326,428,583 and 325,570,524 outstanding as of December 31, 2018 and 2017	32,643	32,557
Additional paid in capital	10,114,075	4,124,243
Treasury stock; 0 and 258,823 shares as of December 31, 2018 and 2017	–	(88,000)
Accumulated deficit	(4,016,630)	(3,522,655)
Stockholders' equity attributable to Globe Photos, Inc.	6,130,088	546,145
Non controlling interest	3,409,159	–
Stockholders' Equity	9,539,247	546,145

Total Liabilities and Stockholders' Equity	$22,223,367	$2,940,940

The accompanying notes are an integral part of these audited consolidated financial statements

GLOBE PHOTOS, INC.

(FKA CAPITAL ART, INC.)

Consolidated Statements of Operations

	For the years ended
	December 31, 2018	December 31, 2017

License revenue	$567,553	$259,212
Image revenue	2,615,589	680,040
Total revenue	3,183,142	939,252

Cost of revenue	2,605,694	780,409

Gross margin	577,448	158,843

Operating expenses
Product development, sales and marketing	453,364	317,568
General and administrative	4,998,506	611,403
Depreciation and amortization	35,980	61,543
Gain on sale of property and equipment	–	(50,000)

Total operating expenses	5,487,850	940,514

Loss from operations	(4,910,402)	(781,671)

Other income (expenses)
Loss of settlement of accrued liabilities	(210,422)	–
Interest expense	(2,019,953)	(114,916)
Change in fair value of derivative liabilities	9,195	48,727
Bargain purchase gain on acquisition of Photo File assets	7,296,766	–
Other income (expenses)	5,075,586	(66,189)

Net Income	165,184	(847,860)

Net income (loss) attributable to noncontrolling interests	659,159	–

Net loss attributable to Globe Photos, Inc.	$(493,975)	$(847,860)

Per-share data
Income (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	325,646,169	325,441,032

The accompanying notes are an integral part of these audited consolidated financial statements

GLOBE PHOTOS, INC.

(FKA CAPITAL ART, INC.)

Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Treasury	Accumulated	Non controlling	Total Stockholders'
	Shares	Amount	Capital	Stock	(deficit)	interest	Equity

Balance, December 31, 2016	325,570,524	$32,557	$4,097,711	$–	$(2,674,795)	$–	$1,455,473

Repurchase of shares	–	–	–	(88,000)	–	–	(88,000)
Options issued for the purchase of fixed assets	–	–	26,532	–	–	–	26,532
Net loss	–	–	–	–	(847,860)	–	(847,860)
Balance, December 31, 2017	325,570,524	$32,557	$4,124,243	$(88,000)	$(3,522,655)	$–	$546,145

Repurchase and cancellation of shares	(351,941)	(35)	(119,965)	88,000	–	–	(32,000)
Stock issued for cash	1,000,000	100	24,900	–	–	–	25,000
Stock issued for settlement of accrued expenses	210,000	21	23,079	–	–	–	23,100
Options issued for debt settlement and services	–		312,489	–	–	–	312,489
Beneficial conversion feature	–	–	2,956,704	–	–	–	2,956,704
Stock option issued for services	–	–	1,492,499	–	–	–	1,492,499
Warrants issued services	–	–	1,300,126	–	–	–	1,300,126
Non controlling interest granted on Photo File acquisition	–	–	–	–	–	2,750,000	2,750,000
Net Income	–	–	–	–	(493,975)	659,159	165,184
Balance, December 31, 2018	326,428,583	$32,643	$10,114,075	$–	$(4,016,630)	$3,409,159	$9,539,247

The accompanying notes are an integral part of these audited consolidated financial statements

GLOBE PHOTOS, INC.

(FKA CAPITAL ART, INC.)

Consolidated Statements of Cash Flows

	For the year ended
	December 31, 2018	December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$165,184	$(847,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	129,204
Inventory reserve	56,500
Gain on bargain purchase options	(7,296,766)	–
Depreciation and amortization	1,016,969	451,246
Amortization of debt discount	1,670,480	34,193
Options issued for services	1,492,499	–
Warrants issued for services	1,300,126	–
Loss of settlement of accrued liabilities	208,322	–
Change in fair value of embedded derivative	(9,195)	(48,727)
Inventory allowance	–	10,741
Gain on sale of property and equipment	–	(50,000)
Changes in operating assets and liabilities:
Accounts receivable	(330,654)	46,953
Prepaid expenses	(8,748)	5,576
Inventory	–	(56,500)
Deposits	(32,046)	–
Deferred revenue	(250,000)	75,000
Due to related parties	–	(12,607)
Accounts payable and accrued liabilities	853,335	17,714
Net Cash Used In Operating Activities	(1,034,790)	(374,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of archival images, property and equipment	(37,425)	(30,851)
Proceeds for note receivable	–	50,000
Purchase of Photo File, Inc.	(1,515,000)	–
Net Cash Provided By (Used In) Investing Activities	(1,552,425)	19,149

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	–	375,000
Repayment of loans payable	(96,801)	(7,041)
Proceeds from notes payable	150,000	35,000
Repayment of note payable	(170,000)	(125,000)
Repayment of note payable - related party	(33,060)	(15,049)
Proceeds from convertible notes payable, net	2,406,704	–
Proceeds from convertible notes payable, net – related party	500,000	–
Advances from related party	140,342	127,475
Proceeds from the sale of common stock	25,000	–
Purchase of treasury stock	(32,000)	(88,000)
Net Cash Provided By Financing Activities	2,890,185	302,385

Net Change in Cash	302,970	(52,737)

Cash - Beginning of Period	1,297	54,034

Cash - End of Period	$304,267	$1,297

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$15,037	$16,882

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of third party notes by related party	$212,500	$–
Options issued to settle accrued liabilities	$104,157	$–
Beneficial conversion feature on convertible debt	$2,956,704	$–
Options issued for purchase of fixed assets	$–	$26,532
Notes payable issued for the settlement of accounts payable	$50,000	$–
Share issued for settlement of liability	23,100	–
Expenses paid on behalf of the company	$–	$21,000

The accompanying notes are an integral part of these audited consolidated financial statements

GLOBE PHOTOS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

1.	ORGANIZATION AND BUSINESS OPERATIONS

Globe Photos, Inc. (“we”, “our”, or the “Company”) sells and manages classic and contemporary, limited edition photographic images and reproductions, with a focus on iconic celebrity images. The Company also makes available its images for publications and merchandizing. The Company aims to become a leading global photography marketing and distribution company by acquiring rights and ownership to collections of rare iconic negatives and photographs, and to establish worldwide wholesale and retail sales channels.

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

On October 11, 2018, we acquired substantially all of the assets of Photo File, Inc. (“Photo File”), a New York corporation, a 30-year-old New York-based licensed sports photography company. As part of the Photo File transaction, we acquired licenses to produce and sell licensed sports prints, lithographs and other related items for major U.S. sports leagues, including the NFL, NBA, MLB, and NHL Properties and their respective player associations, as well as most major college sports teams. We also gained licenses from thousands of individuals and organizations, including Babe Ruth, Joe Namath, Vince Lombardi, Marvel Entertainment, Nickelodeon and others. The acquisition also significantly expanded our collection of company-owned iconic sports photography.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2018, the Company had $304,267  cash on hand. At December 31, 2018 the Company has an accumulated deficit of $4,016,630. For the twelve months ended December 31, 2018, the Company had a net loss of $493,975, and cash used in operations of $1,034,790. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements represent the results of operations, financial position and cash flows of Globe Photos, Inc. prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, and its 100% owned subsidiaries Capital Art, LLC, Globe Photos, LLC, and Photo File, LLC. All inter-company balances and transactions have been eliminated.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2018 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2018 and 2017.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$–	$–	$–	$–

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$–	$–	$9,195	$9,195

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance December 31, 2017	$9,195
Change in fair market value of derivative liability	(9,195)
Balance December 31, 2018	$–

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

Accounts receivable, net

The Company sells its products through various means, including distributors, auction houses, retailers, and via the internet. The Company also licenses its images to third parties for which royalty income is received by the Company. The Company continually monitors the collectability of its trade accounts receivables based on a combination of factors, including the aging of the accounts receivable, historical experience, and other currently available evidence and provides for an allowance for doubtful accounts equal to estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. There was an allowance for bad debt of $203,553 and $10,381 recorded during the years ended December 31, 2018 and 2017, respectively.

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Direct labor and raw material costs associated with the process of making the photos available for sale are also included in inventory at cost. These costs are expensed to cost of sales pro-ratably as sold. Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand. As of December 31, 2018, and 2017, the Company has recorded allowance related to slow moving inventory in the amount of $455,741 and $128,194, respectively.

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

Business Combination

The Company accounts for its business combination using the acquisition method of accounting in accordance with ASC 805 “Business Combinations”. The cost of an acquisition is measured as the aggregate of the acquisition date fair values of the assets transferred and liabilities incurred by the Company to the sellers and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total costs of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. Alternatively, the excess of the (i) the fair value of the identifiable net assets of the acquire over (ii) the total costs of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree is recorded as a gain on bargain purchase.

Intangible Assets

Intangible assets, consisting of content provider and photographic agreements, copyrights, trade name, non-competition, license agreements, and customer relationships, are accounted for in accordance with ASC 350 Intangibles - Goodwill and Other. Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of three to fifteen years.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when future undiscounted cash flows resulting the use of the asset and its eventual disposition are less than the asset’s carrying amount. In such situations, the asset is written down to the present value of the estimated future cash flows. Factors that are considered when evaluating long-lived assets for impairment include a current expectation that it is more likely than not that the long-lived asset will be sold significantly before the end of its useful life, a significant decrease in the market price of the long-lived asset, and a change in the extent of manner in which the long-lived asset is being used. Based on management’s assessment there were no impairments to its long-lived assets at December 31, 2018 and 2017.

In the acquisition of Photo File, Inc. we acquired trade names which are considered to have indefinite lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired.

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

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our consolidated statement of operations for the year ended December 31, 2018 as a result of applying Topic 606.

We recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five basic criteria be met before revenue can be recognized: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

Revenue recognition occurs at the time product is shipped to customers, when control transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. We only record revenue when collectability is reasonably assured.

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

Shipping and Handling

Shipping and handling activities that occur after control over a product has transferred to a customer are accounted for as fulfillment activities rather than performance obligations, as allowed under a practical expedient provided by Topic 606. The shipping and handling fees charged to customers are recognized as revenue and the related costs are included in cost of revenue at the point in time when ownership and control of the product is transferred to the customer.

Royalty expenses

Royalty expense related to our license agreements, which are generally based on a percentage of our actual net sales for the agreement or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted based on net sales of the licensed products, as appropriate. In some cases, we may be required to make certain up-front payments for the license rights, which are deferred and recognized as royalty expense over the term of the license agreement.

Stock-based Compensation

The Company recognizes stock-based compensation issued to employees in accordance with ASC 718 – Compensation: Stock Compensation, based on the fair value of the equity instrument in exchange for employee services and the resulting recognition of compensation expense.

The Company’s accounts for stock-based payment transactions with nonemployees for services in accordance with ASC 50-550 Equity: Equity-based Payments to Non-Employees. If the fair value of the services received in a stock-based payment with nonemployees is more reliably measurable than the fair value of the equity instrument issued, the fair value of the services received is used to measure the transaction. Conversely, if the fair value of the equity instruments issued in a stock-based transaction with nonemployees is more reliably measurable than the fair value of the consideration received, the transaction is measured at the fair value of the equity instruments issued. The Company recognizes an increase in equity or a liability, depending on whether the equity instruments granted have satisfied the equity or liability classification criteria.

Advertising

The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses for the twelve months ended December 31, 2018 and 2017 was $103,249 and $1,824, respectively.

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2018 and 2017.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2018, and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with ASC 260 - Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible notes payable using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive.

As of December 31, 2018, the Company has common stock equivalents related to options and warrants outstanding to acquire 26,553,333 shares of the Company’s common stock and convertible notes payable which convert into 26,070,500 shares of common stock.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company’s financial statements.

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

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning January 1, 2019. We do not expect the adoption of the standard will impact our financial position or results of operations.

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which allows for the capitalization of certain implementation costs incurred in a hosting arrangement that is a service contract. ASU 2018-15 allows for either retrospective adoption or prospective adoption to all implementation costs incurred after the date of adoption. ASU 2018-15 is effective for us for annual periods beginning January 1, 2020. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

The Company has evaluated all other recent accounting pronouncements, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

3.	GLOBE PHOTOS ASSET PURCHASE AGREEMENT

On July 22, 2015, the Company entered into an Asset Purchase Agreement with Globe Photos, Inc. (“Globe”), a New York corporation, to purchase of substantially all of the assets of Globe, which principally comprises of photographer contracts granting the Company the right to exploit copyrights, digital and tangible photographs, and related copyrights and trademarks, of Globe Photos ( Globe Photos Assets) for total purchase price of $400,000 payable in $250,000 cash and $150,000 payable in the common stock of the Company.

Per the agreement, $180,000 in cash was held in reserve by the Company against Globe’s full performance and compliance with all terms of the agreement. This amount is to be released to Globe at the rate of $10,000 per month beginning August 22, 2015. As of December 31, 2018, and 2017, the total reserve payable to Globe Photos, Inc. is $10,000.

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

As a form of liquidity protection, Globe shall have limited put Warrants in connection with the common stock beginning eighteen (18) months after the closing date, whereas the Company shall have up to fifteen (15) successive monthly Warrants , with no less than thirty (30) days’ notice for each, which requires the Company to repurchase from Globe up to 1/15th of the shares of common stock in Globe’s possession that were granted in connection with the agreement, at a price per share equity to the market price per share ($0.34) on the effective date of the original share transfer to Globe. The exercise of any put option is not conditioned upon exercise of any prior put option. Beginning in January 2017, Globe exercised its option and elected to sell 1/15th of the shares of common stock for $8,000 per month. As of December 31, 2018, the Company has repurchased 352,941 shares from Globe for cash payments of $120,000.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2018 and 2017 comprise of the following:

	December 31,		Estimated
	2018	2017	Useful Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	4,576,768	939,343	5-10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	72,687	72,687	3 – 5 years
Furniture and fixtures	83,666	83,666	7 years
	7,515,567	3,878,142
Less accumulated deprecation	(1,981,887)	(1 384,918)
Total property and equipment, net	$5,533,680	$2,493,224

Depreciation expense for the years ended December 31, 2018 and 2017 was $596,969 and $407,746, respectively.

5.	PHOTO FILE ASSET PURCHASE AGREEMENT

On October 11, 2018, the Company entered into a definitive Asset Purchase Agreement with Photo File, Inc., a New York corporation along with it related entity Sportophotos.com and Charles Singer, its CEO and principal shareholder (collectively, the “Seller”) wherein the Company acquired certain assets and assumed certain liabilities of the Seller in exchange for $2,000,000. In connection with the agreement, the Company paid $1,515,000 to the Seller as of December 31, 2018 toward the purchase price of the Asset Purchase Agreement. The final payment of $485,000 which was due was recorded as a payable to Photo file, Inc. as of December 31, 2018 in the consolidated balance sheet.

As additional consideration the seller also received the following

•	A royalty to Seller that commences upon the initial $6,000,000 in sales from the Nevada subsidiary, with a fair value of $4,279,000.
•	10% interest in the Nevada subsidiary that we have formed to house the assets

Additionally, the seller has the endeavor to sell its Vintage Photographic Collection over time after Closing. If at the completion of the sale of the Vintage Photographic Collection, proceeds from net sales but before any expenses other than commissions are less than $2,000,000, the Company will pay the difference between the proceeds and $2,000,000 within 30 days. Any proceeds above $2,000,000 will be divided equally between Seller and the Company with the Seller will remitting 50% of the net proceeds after expenses of those sales within 30 days of their receipt. As of December 31, 2018, the Company has recorded the entire $2,000,000 as a contingent purchase consideration.

The transaction was deemed to be an acquisition of a business and was accounted for under the acquisition method of accounting in accordance with the guidance in ASC 805 - “Business Combinations”.

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired and liabilities assumed.

Cash	2,000,000
10% Interest in sub	2,750,000
Royalty payments	4,279,000
Contingent consideration	2,000,000
Total Purchase Price	11,029,000

Accounts Receivable	313,257
Other assets	–
Memorabilia	3,600,000
Copyright Image library	4,100,000
Trade name	340,000
Non-Compete agreement	90,000
Outbound license agreement	9,000,000
Customer relationships	2,330,000
Total Identifiable assets	19,773,257

Liabilities	$(1,447,491)
Total liabilities assumed	$(1,447,491)

Total net assets	$18,325,766

Total bargain purchase gain	$(7,296,766)

Pro Forma

The following table below shows the unaudited pro-forma information which assumes that the acquisition had been completed as of January 1, 2017.

	For the years ended
	December 31, 2018	December 31, 2017

Total revenue	7,871,458	7,632,707
Cost of revenue	5,638,308	4,786,126
Gross margin	2,233,150	2,846,581
Total operating expenses	8,232,369	4,654,091
Other income (expenses)	4,392,739	(109,288)
Net loss	(1,606,480)	(1,916,798)

6.	INTANGIBLE ASSETS, NET

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net book value	Gross Carrying Amount	Accumulated Amortization	Net book value
Intangible assets with determinable lives:

Content provider and photographic agreements	$400,000	$140,000	$260,000	$400,000	$100,000	$300,000
Copyrights	35,000	12,250	22,750	35,000	8,750	26,250
Copyrighted Image Library	4,100,000	102,500	3,997,500	–	–	–
Non-Compete and Non-Solicitation Covenants	90,000	7,500	82,500	–	–	–
Trade name	340,000	–	340,000	–	–	–
License agreements	9,000,000	150,000	8,850,000	–	–	–
Customer relationships	2,330,000	116,500	2,213,500	–	–	–
Total	$16,295,000	$528,750	$15,766,250	$435,000	$108,750	$326,250

Total amortization expense for the twelve months ended December 31, 2018 and 2017 was $420,000 and $43,500, respectively and is included in cost of sales in the consolidated statements of operations. Estimated amortization expense over the next five years is $1,629,500 per year.

7.	NOTES PAYABLE

On September 28, 2015, the Company entered into a promissory note agreement for working capital purposes with an unrelated party for total proceeds of $150,000. Interest accrues at the rate of 10% per annum and is payable monthly beginning October 28, 2015. The note matured on September 28, 2016. Effective September 28, 2016, the note was extended to March 31, 2017 and is secured by approximately 240,000 vintage photographs. The note was further extended to July 31, 2017 and then to December 31, 2017. Effective March 30, 2018, the note was extended to June 30, 2018. Effective June 30, 2018 the note was extended to August 31, 2018. During the year ended December 31, 2018, the Company made a payment of $150,000 to settle principal balance of the note.

On April 1, 2016, the Company entered into an unsecured promissory note agreement with unrelated parties for working capital purposes for total proceeds of $25,000. The promissory notes matured on December 1, 2017 and on March 30, 2018 was extended through June 30, 2018 and on June 30, 2018 was further extended to December 31, 2018, and on December 31, 2018, the note was further extended to June 30, 2019. The notes bear interest at the rate of 6% per annum. Accrued interest payable due under the unsecured note agreement was $4,130 and $2,630 as of December 31, 2018 and 2017, respectively.

On April 7, 2016, an unrelated party advanced the Company $75,000 plus an original issue discount of $25,000 for the purchase of a Marilyn Monroe archive. The advance is secured by the archive for which it was used and is to be repaid on or before April 7, 2017. As of May 3, 2017, the note was extended to December 31, 2017; on March 28, 2018, the note was extended to June 30, 2018; and on June 30, 2018, the note was further extended to September 30, 2018. The Company has agreed to pay 50% of the proceeds derived from the Marilyn Monroe archives up to a guaranteed total of $100,000. Once the $100,000 is paid, the Company has no further obligations. As of December 31, 2018 and 2017, a balance of $0 and $20,000 remains outstanding, respectively.

On December 20, 2017, the Company entered into an on demand unsecured note with an unrelated party for working capital purposes for total proceeds of $10,000. As of December 31, 2018 and 2017, the note was still outstanding.

On April 13, 2018, the Company entered into an unsecured promissory note agreement with an unrelated party for total proceeds of $150,000 of which is still outstanding as of December 31, 2018. The note is due upon demand and carried an interest rate of 15% and is guaranteed by a shareholder and director of the Company. Accrued interest payable due under the unsecured note agreement was $22,500 and $0 as of December 31, 2018 and 2017, respectively.

The Company evaluated the modification of the notes resulting from the extensions in maturity dates under ASC 470-50 and determined that the modifications were not considered substantial and would not qualify for extinguishment accounting under such guidance.

8.	CONVERTIBLE NOTES

From July 2018 to December 31, 2018, we issued convertible promissory notes in the aggregate principal amount of $2,782,050 to several accredited investors through a private placement. This includes the convertible note of $50,000 issued to settle an existing accounts payable. The convertible notes bear interest at a rate of 10% per annum, mature on April 30, 2019 and are secured by certain archival images owned by the Company. The notes and accrued interest are convertible at the option of the noteholder into our common stock at $0.10 per share but will mandatorily convert to common stock at the same price upon an up list to a national exchange and will have piggyback registration rights to register the shares of common stock underlying the conversion of the notes.

The Company evaluated the convertible debentures under ASC 470-20 and recognized a debt discount of $2,456,704 related to the beneficial conversion feature (“BCF”) with a corresponding credit to additional paid-in capital. The debt discount is being accreted to interest expense over the term of the notes.

As part of the private placement, the Company paid a consultant financing fees equivalent to 12% of the gross proceeds received from the issuance of convertible notes or $325,346 which was recorded as a debt discount and accreted to interest expense over the term of the notes. The Company is also required to issue an equity fee in the form of warrants with an exercise price of $0.10 per share equivalent to 10% of amounts raised. Likewise, upon receipt of $1.5 million proceeds from the financing, the Company is also required to issue 1 million warrants with an exercise price of $0.10 per share as a milestone bonus for reaching financing milestones goals. As of December 31, 2018, the Company has issued 6,500,000 warrants valued at $1,300,126 related to the equity fee and milestone bonuses.

During the year ended December 31, 2018, the Company recorded interest expense of $2,019,203 of which $1,389,163 was related to the accretion of the debt discount and financing cost. As of December 31, 2018, the convertible notes are shown net of unamortized debt discount and financing cost of $1,392,887.

On August 16, 2018, we issued a convertible promissory note with a principal amount of $500,000 to a company managed by one of our former directors. The note bear interest at a rate of 10% per annum, mature on April 30, 2019 and is secured by certain archival images owned by the Company. The note and accrued interest are convertible at the option of the noteholder into our common stock at $0.10 per share but will mandatorily convert to common stock at the same price upon an up list to a national exchange and will have piggyback registration rights to register the shares of common stock underlying the conversion of the notes. As of December 31, 2018, this note is showing as Convertible Notes - related party, net of debt discount.

The Company evaluated the convertible debentures under ASC 470-20 and recognized a debt discount of $500,000 related to the BCF with a corresponding credit to additional paid-in capital. The debt discount is being accreted to interest expense over the term of the note.

During the year ended December 31, 2018, the Company recorded interest expense of $285,304 of which $266,537 was related to the accretion of the debt discount. As of December 31, 2018, the convertible note is shown net of unamortized discount of $233,463.

9.	NOTES PAYABLE TO RELATED PARTIES

In December 2015, the Company entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. The note bears interest at the rate of 10% per annum and is payable on the 1st day of each month commencing in February 2016. On February 15, 2016, the Company entered into an additional promissory note agreement with the same unrelated party for additional proceeds of $62,500 and under the same terms as the first note. As of December 31, 2018 and 2017, a balance of $162,500 on these two notes remains outstanding. Both notes are secured by certain inventory and archival images of the Company in the amount of up to $200,000. Accrued interest payable due under the unsecured note agreement was $50,662 and $34,412 as of December 31, 2018 and 2017, respectively. The notes matured on December 31, 2017; however, on January 22, 2018, the outstanding balance on the notes was purchased by a related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. All the accrued interest through the December 31, 2017, was still due to the original noteholder.

On April 5, 2016, the Company entered into an unsecured promissory note agreement with unrelated parties for working capital purposes for total proceeds of $50,000. The promissory notes matured in December 2017 and bear interest at the rate of 6% per annum. However, on January 22, 2018, the outstanding balance on the notes was purchased by a related party and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Accrued interest payable due under the unsecured note agreement was $8,227 and $5,227 as of December 31, 2018 and 2017, respectively. All the accrued interest through the December 31, 2017, was still due to the original noteholder.

On August 1, 2013 the Company entered into an unsecured promissory note agreement with a related party Dino Satallante for $100,000. The loan bears interest at the rate of 5% per annum. During the year ended December 31, 2018, the Company made payment of $14,960. As of December 31, 2018 and 2017, $46,175 and $61,135 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the year ended December 31, 2018 and 2017 was $2,309 and $3,057 respectively. The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective March 30, 2018, the note agreement was extended to June 30, 2018 and on June 30, 2018, the note was further extended to December 31, 2018 and on February 11, 2019 the note was further extended to December 31, 2019.

Effective September 11, 2014 the Company entered into two separate unsecured promissory note agreements for $20,500 each with two related parties, Dreamstar an entity owned and controlled by Sam Battistone, a Company officer and director and a principal shareholder, and Dino Satallante, a beneficial interest shareholder of the Company, for working capital purposes. The loans bear interest at the rate of 6% per annum. The loans matured on September 10, 2015 and were extended to December 31, 2016. In December 2016, both loans were extended to December 31, 2017 and on March 30, 2018, the notes were extended to June 30, 2018 and on June 30, 2018, one of the note was further extended to December 31, 2018, and on February 11, 2019 the note was further extended to December 31, 2019. The outstanding balance on the note issued to Dreamstar was fully paid during the year ended December 31, 2018. As of December 31, 2018, $20,500 and $0 was outstanding to Dino Satallante and Dreamstar, respectively. At December 31, 2017, $20,500 and $18,100 was outstanding to Dino Satallante and Dreamstar, respectively. Aggregate accrued interest in connection with the two unsecured promissory note agreements for the year ended December 30, 2018 and 2017 was $5,386 and 5,584.

Effective July 21, 2015, the Company entered into a promissory note agreement with a related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds were used for working capital purposes. The note matured on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the years ended December 31, 2018 and 2017 is $19,200 and $19,200. Per the terms of the agreement the Company incurred loan fees totaling $8,000 which was fully amortized in 2016. Effective March 30, 2018 the note was extended to June 30, 2018, and on June 30, 2018, the note was further extended to December 31, 2018, and on February 11, 2019 the note was further extended to December 31, 2019.

On April 4, 2016 the Company entered into a secured promissory note agreement with Premier Collectibles, a beneficial interest shareholder for total proceeds of $65,000 to be used for acquisition of archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection which the proceeds were used and matured on April 1, 2017. On March 30, 2018, the note was extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense on the note was $5,200 for both the years ended December 31, 2018 and 2017.

On April 15, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matures on December 15, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $3,000 for both the years ended December 31, 2018 and 2017, respectively. All the accrued interest through the December 31, 2017, was still due to the original noteholder.

On October 3, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matures on December 31, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $3,000 for both the years ended December 31, 2018 and 2017.

On December 2, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $31,500. The promissory note bears interest at the rate of 6% per annum and matures on December 31, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $1,890 for both the years ended December 31, 2018 and 2017, respectively.

The Company evaluated the modification of the notes resulting from the extensions in maturity dates under ASC 470-50 and determined that the modifications were not considered substantial and would not qualify for extinguishment accounting under such guidance.

10.	RELATED PARTY TRANSACTIONS

Due From/To Related Parties

The following table summarizes amounts due to related parties for expenses paid for on the behalf of the Company as of December 31, 2018 and 2017. The amounts due are non-interest bearing and due upon demand. These amounts have been included in the consolidated balance sheets as current liabilities due to related parties, respectively.

	December 31,
	2018	2017
Due to related parties:
ICONZ Art, LLC, beneficial interest shareholder	$259,392	$119,081
MSN Holding Co., beneficial interest shareholder	12,947	12,947
Premier Collectibles, beneficial interest shareholder	15,085	15,085
Total due to related parties	$287,455	$147,113

11.	COMMITMENTS AND CONTINGENCIES

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

Accordingly, the Company has estimated the cash flows associated with the images and determined a discount of $151,316 which is being accounted as interest expense over a 10-year estimated life of the asset based on expected future revenue streams. For the year ended December 31, 2018 and 2017, interest expense related to these loans amounted to $14,781 and $21,028, respectively, which has been included in interest expense and a corresponding increase in loans payable. During the years ended December 31, 2018 and 2017, the Company made payments of $96,801 and $7,041 to the loan holders, respectively. As of December 31, 2018, loan payable net of unamortized debt discount amounted $481,785.

Asset purchase agreements

On March 3, 2017, the Company entered into an agreement to sell 20% of its ownership in a certain photographic archive asset for $200,000. As part of the agreement the buyer received preferential distributions of their entire purchase price of the asset. If, however the entire purchase price is not paid back after 24 months then all net revenues from the Company will be paid to the buyer until the full purchase price has been paid. On March 30, 2018, the Company entered into an addendum to the agreement to remove the preferential distributions clause from the agreement. Additionally, on May 1, 2018, the Company entered into a second addendum to the agreement whereby the Company agreed to repay the seller the total purchase price of $200,000 and 1,000,000 shares of common stock within 120 days of the effective date of the agreement. The Company valued the 1,000,000 shares at $100,000 as of the agreement date and recorded the value as interest expense during the year ended December 31, 2018.

The Company accounted for the above transaction as debt and recognized the amount received as a loan payable. As of December 31, 2018, other debt, net of unamortized debt discount amounted to $200,000.

On July 21, 2017, the Company entered into an agreement to sell 25% of its ownership in a certain photographic archive asset for $175,000. As part of the agreement the buyer received preferential distributions of their entire purchase price of the asset plus a 30% return. If, however the entire purchase price is not paid back after 24 months then all net revenues from the Company will be paid to the buyer until the full purchase price plus a 30% return has been paid. During the year ended December 31, 2018, the Company entered into an addendum to the agreement to remove the preferential distributions clause from the agreement. As such, the Company has reclassified the debt to revenue for the year ended December 31, 2018.

License Agreements

Effective June 1, 2016 the Company entered into three separate non-exclusive license agreements use of licensed images and trademarks through December 31, 2019. Under the terms of the agreements, the Company is required to pay royalties of 10% on net sales. The agreements call for combined annual guaranteed minimum royalties per year of $150,000 based on combined minimum sales of $1,500,000 per year. As of December 31, 2018, the Company has paid $75,000 toward the guaranteed royalties.

With the acquisition of the assets of Photo File, Inc we acquired multiple license agreement with royalty rates rating between 6 – 16% and terms extending through December 31, 2021. As of December 31, 2018, the Company has paid $355,575 in royalty expenses associated with these agreements which has been included in cost of sales.

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

As part of our acquisition of Photo File, while we did not assume the lease we assumed its existing lease payments as follows: we will pay 100% of the lease payments through December 31, 2018, and after December 31, 2018 we will pay 50% of the lease until the end of the lease term or until the lease may be terminated.

Photo File's 43,000 square foot leased facility, located in Mount Kisco, NY. On January 30, 2007, Photo File signed a twelve year and nine-month lease, expiring on March 1, 2020, for approximately 43,000 square feet of office and warehouse space with rent starting at $41,988 per month with annual increases of 2% per year.

Total rent expense for the year ended December 31, 2018 and 2017 was $238,238 and $54,076, respectively, in connection with the operating lease agreements.

Future minimum lease payments are below:

2019	62,922
2020	65,793
2021	20,354
Total	149,069

12.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of December 31, 2018 and 2017, there were no shares of Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue up to 450,000,000 shares of common stock with a par value of $0.0001. As of December 31, 2018, and 2017, there were 326,428,583 and 325,570,524 shares of common stock issued and outstanding, respectively.

During the year ended December 30, 2018, the Company repurchased 94,118 shares of common stock for $32,000 related to the Globe Photos Asset Purchase Agreement entered on July 22, 2015.

As of December 31, 2018, the Company has repurchased 351,941 shares from Globe for cash payments of $120,000

During the year ended December 31, 2018, the Company in connection with a consulting agreement issued 1,000,000 shares of common stock for $25,000.

On October 11, 2018, the Company issued 210,000 shares of common stock valued at $23,100 for the settlement of consulting fees.

STOCK WARRANTS

On December 17, 2018, we granted 6,500,000 2-year warrants to various individuals in relation to our debt offering with exercise prices of $0.10 valued at $1,300,126 for services. The warrants above were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.21; b) risk-free rate of 2.72%; c) volatility factor of 359.82%; d) dividend yield of 0%

The following is a summary of stock warrant activity during the year ended December 31, 2018.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2017	–	$–
Warrants granted and assumed	6,500,000	$0.10
Warrants expired	–	–
Warrants canceled	–	–
Warrants exercised	–	–
Balance outstanding, December 31, 2018	6,500,000	$0.10
Balance exercisable, December 31, 2018	6,500,000	$0.10

As of December 31, 2018, the outstanding warrants have a weighted average remaining term of was 1.95 years and an intrinsic value of $845,000.

STOCK OPTIONS

The following is a summary of stock option activity during the year ended December 31, 2018:

On June 1, 2018, the Company granted 2,183,333, 10-year stock Options of which 2,083,333 was in lieu of common stock with exercise prices of $0.01 valued at $327,488 for services and settlement of $104,167 in accrued liabilities. The difference between the fair value of the Options and accrued liability was recorded as a loss on settlement of accrued liability in the amount of $208,322 during the year ended December 31, 2018. The Options were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.15; b) risk-free rate of 2.89%; c) volatility factor of 238%; d) dividend yield of 0%

On October 24, 2018, we granted Shamar Tobias, our Chief Financial Officer 2,000,000 five-year stock Options at an exercise price of $0.10 per share valued $297,715. 500,000 option shares are vested on the date of grant and 500,000 option shares vest every six months of service thereafter up to the maximum of 2,000,000 option shares.

On November 15, 2018, we granted Daniel DiEdwardo our Chief Operating Officer 5,250,000 ten-year option to purchase at an exercise price of $0.05 per share valued at $577,500. The option is 100% vested on issuance.

On November 15, 2018, we granted Scott Black our Chief Legal Officer 7,500,000 ten-year option to purchase at an exercise price of $0.05 per share valued at $825,000. The option is 100% vested on issuance.

On December 30, 2018, we granted, 3,000,000 5-year cashless Options to our investor relations firm with an exercise price of $0.20 valued at $744,501 for services.

As of the December 31, 2018, we had total expense related to the issuance of stock option of $1,492,499. The options above were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.11- $0.25; b) risk-free rate of 2.65 – 3.11%; c) volatility factor of 227-314%; d) dividend yield of 0%.

Summary of option activity as of December 31, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2016	–	–
Options granted and assumed	100,000	$0.10
Options expired	–	–
Options canceled	–	–
Options exercised	–	–
Balance, December 31, 2017	100,000	$0.10
Options granted and assumed	19,933,333	$0.02
Options expired	–	–
Options canceled	–	–
Options exercised	–	–
Balance exercisable, December 31, 2018	15,533,333	$0.07

As of December 31, 2018, the outstanding options have a weighted average remaining term of was 8.55 years and an intrinsic value of $3,138,333.

13.	INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss	$1,051,000	$766,000
Provisions and accrued liabilities	–	29,000
Deferred tax liabilities:
Total deferred tax asset	1,051,000	795,000

Less valuation allowance	(1,051,000)	(795,000)
Net deferred tax asset	$–	$–

As of December 31, 2018 and 2017, the Company had gross federal net operating loss carryforwards of approximately $5,005,458 and $2,538,208, respectively. The Company expects the limitation placed on the federal net operating loss carryforwards prior to the ownership change will likely expire unused. As of December 31, 2018, all tax years are open for examination by the taxing authorities.

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.

14.	SUBSEQUENT EVENTS

Subsequent to December 31, 2018, the Company issued additional convertible notes to accredited investors totaling to $521,030. The notes mature on April 30, 2019, bear interest at the rate of 10% per annum, and are convertible along with accrued interest at $0.10 per share at the option of the note holders. In connection with the private placement, the Company paid a consultant fees of $84,106.

On February 22, 2019, the Company entered into an asset purchase agreement to purchase various images, prints, slides, negatives, and transparencies for $100,000. Additionally, the Company assumed the lease where the assets are located at a cost of approx. $10,500 per year and agreed to pay a 10% royalty on all reproduction print sold.

On February 19, 2019 the Company extended the operating lease agreement for the lease originally entered into September 6, 2012 for an additional 24 months.

