Form 10-Q
period 2019-03-31
Globe Photos, Inc.
filed 2019-05-14
CIK 1527844

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

[_]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

[X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

[_] Large accelerated filer	[_] Accelerated filer
[X] Non-accelerated filer	[X] Smaller reporting company
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 326,428,583 shares of common stock as of May 13, 2019.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

GLOBE PHOTOS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
Assets

Current Assets
Cash	$378,014	$304,267
Accounts receivable, net	368,020	559,255
Prepaid expenses	59,021	21,513
Total Current Assets	805,055	885,035

Right to use asset	174,399	–
Property and equipment, net	5,288,964	5,533,680
Security deposit	16,678	38,402
Intangible Assets, net	15,443,730	15,766,250

Total Assets	$21,728,826	$22,223,367

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$2,488,769	$2,462,563
Contingent purchase consideration	6,279,000	6,279,000
Payable to Photo File, Inc.	940,568	686,943
Payable to Globe Photo, Inc.	10,000	10,000
Due to related parties	287,455	287,455
Operating lease liability	83,118	–
Notes payable - related parties	631,935	635,675
Notes payable	185,000	185,000
Loans payable, net of unamortized discounts	482,862	481,784
Convertible Notes, net of debt discount and issuance costs	3,206,826	1,655,700
Total Current Liabilities	14,595,533	12,684,120

Operating lease liability, net of current portion	115,617	–
Total Long-term Liabilities	115,617	–

Total Liabilities	14,711,150	12,684,120

Stockholders' Equity
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018.	–	–
Common stock par value $0.0001: 450,000,000 shares authorized; 326,428,583 issued and outstanding as of March 31, 2019 and December 31, 2018.	32,643	32,643
Additional paid in capital	11,296,799	10,114,075
Accumulated deficit	(7,630,950)	(4,016,630)
Stockholders' equity attributable to Globe Photos, Inc.	3,698,492	6,130,088
Non controlling interest	3,319,184	3,409,159
Stockholders' Equity	7,017,676	9,539,247

Total Liabilities and Stockholders' Equity	$21,728,826	$22,223,367

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBE PHOTOS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the quarter ended
	March 31, 2019	March 31, 2018

License revenue	$118,287	$230,775
Image revenue	1,359,165	319,046
Total revenue	1,477,452	549,821

Cost of revenue	1,427,485	296,143

Gross margin	49,967	253,678

Operating expenses
Product development, sales and marketing	156,790	4,532
General and administrative	1,903,208	157,447
Depreciation and amortization	8,526	6,714

Total operating expenses	2,068,524	168,693

Loss from operations	(2,018,557)	84,985

Other income (expenses)
Interest expense	(1,664,596)	(18,364)
Change in fair value of derivative liabilities	–	4,385
Other income (expenses)	(1,664,596)	(13,979)

Net income (loss)	$(3,683,153)	$71,006

Net loss attributable to non controlling interest	(89,975)	–

Net income (loss) attributable to Globe Photos, Inc.	$(3,593,178)	$71,006

Per-share data
Basic and diluted income (loss) per share	$(0.01)	$0.00

Weighted average number of common shares outstanding - basic	326,428,583	325,355,361
Weighted average number of common shares outstanding - diluted	326,428,583	325,451,145

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBE PHOTOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated	Non controlling	Stockholders'
	Shares	Amount	Capital	Stock	(deficit)	interest	Equity

Balance, December 31, 2017	325,570,524	$32,557	$4,124,243	$(88,000)	$(3,522,655)	$–	$546,145
Repurchase and cancellation of shares	(329,412)	(33)	(111,967)	88,000	–	–	(24,000)
Net Income	–	–	–	–	71,006	–	71,006
Balance, March 31, 2018	325,241,112	32,524	4,012,276	–	(3,451,649)	–	593,151

Balance, December 31, 2018	326,428,583	32,643	10,114,075	–	(4,016,630)	3,409,159	9,539,247

Cumulative effect adjustment of Topic 842	–	–	–	–	(21,142)	–	(21,142)
Warrants issued for services	–	–	312,000	–	–	–	312,000
Stock option expense			297,800				297,800
Beneficial conversion feature	–	–	572,924	–	–	–	572,924
Net loss	–	–	–	–	(3,593,178)	(89,975)	(3,683,153)
Balance, March 31, 2019	326,428,583	$32,643	$11,296,799	$–	$(7,630,950)	$3,319,184	$7,017,676

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBE PHOTOS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the quarter ended
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,683,153)	$71,006
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	650,902	113,868
Amortization of debt discount	1,554,668	1,603
Noncash operating lease expense	11,851	–
Stock option expense	297,800
Warrants issued for services	312,000
Change in fair value of embedded derivative	–	(4,385)
Changes in operating assets and liabilities:
Accounts receivable	191,235	19,665
Prepaid expenses	(37,508)	(22,976)
Deferred revenue	–	(250,000)
Due to related parties	–	(28)
Operating lease liability	(12,165)	–
Accounts payable and accrued liabilities	24,342	(40,170)
Net Cash Used In Operating Activities	(690,028)	(111,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of archive images	(25,000)
Purchase of software	(31,570)	–
Net Cash Provided By (Used In) Investing Activities	(56,570)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(2,464)	(2,000)
Repayment of note payable - related party	(3,740)	(3,740)
Proceeds from convertible notes payable, net	572,924	–
Advances from related party	253,625	147,350
Purchase of treasury stock	–	(24,000)
Net Cash Provided By Financing Activities	820,345	117,610

Net Change in Cash	73,747	6,193

Cash - Beginning of Period	304,267	1,297

Cash - End of Period	$378,014	$7,490

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$–	$4,968

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature on convertible debt	$572,924	–
Assets acquired under operating leases	$186,250	–
Purchase of third party notes by related party	$–	$212,500

The accompanying notes are an integral part of these unaudited consolidated financial statements

Globe Photos, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2019, the Company had $378,014 cash on hand. At March 31, 2019 the Company has an accumulated deficit of $7,630,950. For the three months ended March 31, 2019, the Company had a net loss of $3,593,178 and cash used in operations of $690,028. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Globe Photos, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three months ended March 31, 2019 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2018, as filed with the SEC.

The consolidated balance sheet as of December 31, 2018, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the year ending December 31, 2019.

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

Globe Photos, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

(Unaudited)

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

We adopted ASC 842 effective January 1, 2019 using the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. Therefore, comparative financial information was not adjusted and continues to be reported under the prior lease accounting guidance in ASC 840. We elected the transition relief package of practical expedients, and as a result, we did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures fair value in accordance with Accounting Standards Codification (“ASC”) 820 – Fair Value Measurements. ASC 820 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurements. ASC 820 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820 are:

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

Globe Photos, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

(Unaudited)

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2019 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at March 31, 2019 and December 31, 2018.

4.	PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,	Estimated
	2019	2018	Useful Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	4,601,768	4,576,768	5-10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	72,687	72,687	3 – 5 years
Furniture and fixtures	83,666	83,666	7 years
	7,540,567	7,515,567
Less accumulated depreciation	(2,251,603)	(1,981,887)
Total property and equipment, net	$5,288,964	$5,533,680

Depreciation expense was $269,716 and $102,993 for the three months ended March 31, 2019 and 2018, respectively, of which $261,190 and $96,279 are reported in cost of revenue, respectively.

5.	PHOTO FILE ASSET PURCHASE AGREEMENT

On October 11, 2018, the Company entered into a definitive Asset Purchase Agreement with Photo File, Inc., a New York corporation along with it related entity Sportophotos.com and Charles Singer, its CEO and principal shareholder (collectively, the “Seller”) wherein the Company acquired certain assets and assumed certain liabilities of the Seller in exchange for $2,000,000. In connection with the agreement, the Company paid $1,515,000 to the Seller as of December 31, 2018 toward the purchase price of the Asset Purchase Agreement. The final payment of $485,000 which was due was recorded as a payable to Photo File, Inc. as of March 31, 2019 and December 31, 2018 in the consolidated balance sheet.

As additional consideration the seller also received the following:

•	A royalty to Seller that commences upon the initial $6,000,000 in sales from the Nevada subsidiary, with a fair value of $4,279,000.

•	10% interest in the Nevada subsidiary that we have formed to house the assets

Globe Photos, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

(Unaudited)

Additionally, the seller will endeavor to sell its Vintage Photographic Collection over time after Closing. If at the completion of the sale of the Vintage Photographic Collection, proceeds from net sales but before any expenses other than commissions are less than $2,000,000, the Company will pay the difference between the proceeds and $2,000,000 within 30 days. Any proceeds above $2,000,000 will be divided equally between Seller and the Company with the Seller remitting 50% of the net proceeds after expenses of those sales within 30 days of their receipt. As of December 31, 2018, the Company has recorded the entire $2,000,000 as a contingent purchase consideration.

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

Pro Forma

The following table below shows the unaudited pro-forma information which assumes that the acquisition had been completed as of January 1, 2018.

For the three months ended
March 31, 2018

Total revenue	2,884,744
Cost of revenue	1,334,597
Gross margin	1,550,147
Total operating expenses	1,268,591
Other income (expenses)	(15,135)
Net income	266,421

Globe Photos, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

(Unaudited)

6.	INTANGIBLE ASSETS, NET

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net book value	Gross Carrying Amount	Accumulated Amortization	Net book value
Intangible assets with determinable lives:

Content provider and photographic agreements	$400,000	$150,000	$250,000	$400,000	$140,000	$260,000
Copyrights	35,000	13,125	21,875	35,000	12,250	22,750
Internal use software	58,667	-	58,667	-	-	-
Copyrighted Image Library	4,100,000	203,315	3,896,685	4,100,000	102,500	3,997,500
Non-Compete and Non-Solicitation Covenants	90,000	14,878	75,122	90,000	7,500	82,500
Trade name	340,000	–	340,000	340,000	–	340,000
License agreements	9,000,000	297,534	8,702,466	9,000,000	150,000	8,850,000
Customer relationships	2,330,000	231,085	2,098,915	2,330,000	116,500	2,213,500
Total	$16,353,667	$909,937	$15,443,730	$16,295,000	$528,750	$15,766,250

Total amortization expense for the three months ended March 31, 2019 and 2018 was $381,186 and $10,875, respectively and is included in cost of sales in the consolidated statements of operations. Estimated amortization expense over the next five years is $1,549,500 per year.

7.	NOTES PAYABLE

On April 1, 2016, the Company entered into an unsecured promissory note agreement with unrelated parties for working capital purposes for total proceeds of $25,000. The promissory notes matured on December 1, 2017 and on March 30, 2018 was extended through June 30, 2018 and on June 30, 2018 was further extended to December 31, 2018, and on December 31, 2018, the note was further extended to June 30, 2019. The notes bear interest at the rate of 6% per annum. Accrued interest payable due under the unsecured note agreement was $4,505 and $4,130 as of March 31, 2019 and December 31, 2018, respectively.

On December 20, 2017, the Company entered into an on demand unsecured note with an unrelated party for working capital purposes for total proceeds of $10,000. As of March 31, 2019, and 2018, the note was still outstanding.

On April 13, 2018, the Company entered into an unsecured promissory note agreement with an unrelated party for total proceeds of $150,000 of which is still outstanding as of December 31, 2018. The note is due upon demand and carried an interest rate of 15% and is guaranteed by a shareholder and director of the Company. Accrued interest payable due under the unsecured note agreement was $22,500 and $22,500 as of March 31, 2019 and December 31, 2018, respectively.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

(Unaudited)

The Company evaluated the modification of the notes resulting from the extensions in maturity dates under ASC 470-50 and determined that the modifications were not considered substantial and would not qualify for extinguishment accounting under such guidance.

8.	CONVERTIBLE NOTES

From July 2018 to December 31, 2018, we issued convertible promissory notes in the aggregate principal amount of $2,782,050 to several accredited investors through a private placement. This includes the convertible note of $50,000 issued to settle an existing account payable. During the three months ended March 31, 2019, we issued an additional $651,050 notes under the same private placement.

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

The Company evaluated the convertible debentures under ASC 470-20 and recognized a debt discount of $3,029,628 related to the beneficial conversion feature (“BCF”), of which $572,924 was recorded during the three months ended March 31, 2019, with a corresponding credit to additional paid-in capital. The debt discount is being accreted to interest expense over the term of the notes.

As part of the private placement, the Company paid a consultant financing fees equivalent to 12% of the gross proceeds received from the issuance of convertible notes or $403,472, of which $78,126 was recorded during the three months ended March 31, 2019 and was recorded as a debt discount and accreted to interest expense over the term of the notes.

During the three months ended March 31, 2019 and 2018, the Company recorded interest expense of $1,452,303 of which $1,376,029 was related to the accretion of the debt discount and financing cost. As of December 31, 2018, the convertible notes are shown net of unamortized debt discount and financing cost of $667,908.

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

During the three months ended March 31, 2019, the Company recorded interest expense of $187,426 related to this note, of which $175,097 was related to the accretion of the debt discount. As of March 31, 2019, the convertible note is shown net of unamortized discount of $58,366.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

(Unaudited)

9.	RELATED PARTY TRANSACTIONS

Notes payable to related parties

In December 2015, the Company entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. The note bears interest at the rate of 10% per annum and is payable on the 1st day of each month commencing in February 2016. On February 15, 2016, the Company entered into an additional promissory note agreement with the same unrelated party for additional proceeds of $62,500 and under the same terms as the first note. As of March 31, 2019, and December 31, 2018, a balance of $162,500 on these two notes remains outstanding. Both notes are secured by certain inventory and archival images of the Company in the amount of up to $200,000. Accrued interest payable due under the unsecured note agreement was $54,724 and $34,412 as of March 31, 2019 and December 31, 2018, respectively. The notes matured on December 31, 2017; however, on January 22, 2018, the outstanding balance on the notes was purchased by a related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. All the accrued interest through the December 31, 2017, was still due to the original noteholder.

On April 5, 2016, the Company entered into an unsecured promissory note agreement with unrelated parties for working capital purposes for total proceeds of $50,000. The promissory notes matured in December 2017 and bear interest at the rate of 6% per annum. However, on January 22, 2018, the outstanding balance on the notes was purchased by a related party and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Accrued interest payable due under the unsecured note agreement was $8,977 and $8,277 as of March 31, 2019 and December 31, 2018, respectively. All the accrued interest through the December 31, 2017, was still due to the original noteholder.

On August 1, 2013 the Company entered into an unsecured promissory note agreement with a related party Dino Satallante for $100,000. The loan bears interest at the rate of 5% per annum. During the three months ended March 31, 2019, the Company made payment of $3,740. As of March 31, 2019, and December 31, 2018, $42,435 and $46,175 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the three months ended  March 31, 2019 and 2018 was $750 and $717 respectively. The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective March 30, 2018, the note agreement was extended to June 30, 2018 and on June 30, 2018, the note was further extended to December 31, 2018 and on February 11, 2019 the note was further extended to December 31, 2019.

On September 11, 2014, the Company entered into an unsecured promissory note agreement for $20,500 with Dino Satallante, a beneficial interest shareholder which bear interest at a rate of 6% per annum. The loan matured on September 10, 2015 and has been extended multiple times up to December 31, 2018. On February 11, 2019, the note was further extended to December 31, 2019.

Effective July 21, 2015, the Company entered into a promissory note agreement with a related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds were used for working capital purposes. The note matured on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the three months ended March 31, 2019 and 2018 is $4,800 and $4,800. Effective March 30, 2018 the note was extended to June 30, 2018, and on June 30, 2018, the note was further extended to December 31, 2018, and on February 11, 2019 the note was further extended to December 31, 2019.

On April 4, 2016 the Company entered into a secured promissory note agreement with Premier Collectibles, a beneficial interest shareholder for total proceeds of $65,000 to be used for acquisition of archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection which the proceeds were used and matured on April 1, 2017. On March 30, 2018, the note was extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense on the note was $1,300 and $1,300 for the three months ended March 31, 2019 and 2018, respectively.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

(Unaudited)

On April 15, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matures on December 15, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $750 and $750 for both the three months ended March 31, 2019 and 2018, respectively. All the accrued interest through the December 31, 2017, was still due to the original noteholder.

On October 3, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matures on December 31, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $750 and $750 for the three months ended March 31, 2019 and 2018, respectively.

On December 2, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $31,500. The promissory note bears interest at the rate of 6% per annum and matures on December 31, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $473 and $473 for both the three months ended March 31, 2019 and 2018, respectively.

The Company evaluated the modification of the notes resulting from the extensions in maturity dates under ASC 470-50 and determined that the modifications were not considered substantial and would not qualify for extinguishment accounting under such guidance.

Due to Related Parties

The following table summarizes amounts due to the Company from related parties related to contractual agreements and amounts due to related parties for expenses paid for on the behalf of the Company as of March 31, 2019 and December 31, 2018. The amounts due are non-interest bearing and due upon demand. These amounts have been included in the consolidated balance sheets as current assets due from related parties and current liabilities due to related parties, respectively.

	March 31,	December 31,
	2019	2018
Due to related parties:
ICONZ Art, LLC, beneficial interest shareholder	$259,423	$259,423
MSN Holding Co., beneficial interest shareholder	12,947	12,947
Premier Collectibles, beneficial interest shareholder	15,085	15,085
Total due to related parties	$287,455	$287,455

Globe Photos, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

(Unaudited)

10.	COMMITMENTS AND CONTINGENCIES

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

Accordingly, the Company has estimated the cash flows associated with the images and determined a discount of $151,316 which is being accounted as interest expense over a 10-year estimated life of the asset based on expected future revenue streams. For the three months ended March 31, 2019 and 2018, interest expense related to these loans amounted to $3,542 and $1,603, respectively, which has been included in interest expense and a corresponding increase in loans payable. During the three months ended March 31, 2019 and 2018, the Company made payments of $2,464 and $2,000 to the loan holders, respectively. As of March 31, 2019, loan payable net of unamortized debt discount amounted to $282,862.

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

The Company accounted for the above transaction as debt and recognized the amount received as a loan payable. As of March 31, 2019, other debt, net of unamortized debt discount amounted to $200,000.

License Agreements

Effective June 1, 2016 the Company entered into three separate non-exclusive license agreements use of licensed images and trademarks through December 31, 2019. Under the terms of the agreements, the Company is required to pay royalties of 10% on net sales. The agreements call for combined annual guaranteed minimum royalties per year of $150,000 based on combined minimum sales of $1,500,000 per year. As of March 31, 2019, the Company has paid $18,750 toward the guaranteed royalties.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

(Unaudited)

With the acquisition of the assets of Photo File, Inc., we acquired multiple license agreement with royalty rates rating between 6 – 16% and terms extending through December 31, 2021. As of March 31, 2019, the Company has paid $181,742 in royalty expenses associated with these agreements which has been included in cost of sales.

Operating Lease Agreements

The Company has entered into lease agreements as a lessee for the use of office space. These lease agreements are classified as operating leases and the liability and right-of-use asset are recognized on the balance sheet at lease commencement. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term. As a result of the adoption of ASC 842, the Company recognized an operating lease liability of $112,480 and a corresponding right-of-use asset of $87,830, net of deferred rent of $3,508 and the cumulative effect adjustment to retained earnings of $21,142 as a result of applying hindsight in determining the lease term.

The Company determines whether or not a contract contains a lease based on whether or not it provides the Company with the use of a specifically identified asset for a period of time, as well as both the right to direct the use of that asset and receive the significant economic benefits of the asset. The Company elected the transition relief package of practical expedients, and as a result, we did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less.

The discount rate utilized for classification and measurement purposes as of the inception date of the lease is based on the Company's collateralized incremental interest rate to borrow of 10%, as the rate implicit in the lease is not determinable.

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

On February 26, 2019 the Company entered into a 24-month operating lease agreement for approximately 4,672 square foot warehouse and office facilities located in Las Vegas, NV. Monthly base rent due under the agreement is $4,437, plus common area maintenance fees. The agreement calls for 3% annual increase in base rental payments. The Company recorded a right-to-use asset and lease liability during the three month period ended March 31, 2019 of $98,420 for this new lease. During the three months ended March 31, 2019, the Company recorded depreciation associated with the right to use asset of $11,851 and made payment on the lease liability of $12,165.

Undiscounted Cash Flows

As of March 31, 2019, the right to use asset and lease liability were shown on the consolidated balance sheet at $174,399 and $198,735, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of March 31, 2019:

Amounts due as of March 31, 2019	Operating Leases
2019	$84,297
2020	100,088
2021	43,234
Total minimum lease payments	$227,619
Less: effect of discounting	(28,884)
Present value of future minimum lease payments	$198,735
Less: current obligations under leases	(83,118)
Long-term lease obligations	$115,617

Globe Photos, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

(Unaudited)

The Company leases various corporate housing from unrelated third parties for terms that range from month-to-month to one year. The Company also rents office space on a month-to-month basis in New York at rate of $850 per month.

As part of our acquisition of Photo File, while we did not assume the lease we assumed its existing lease payments as follows: we will pay 100% of the lease payments through December 31, 2018, and after December 31, 2018 we will pay 50% of the lease until the end of the lease term or until the lease may be terminated. The Company paid $180,032 in rent related to the lease for the three months ended March 31, 2019.

Total rent expense for the three months ended March 31, 2019 and 2018 was $187,049 and $13,695, respectively, in connection with short term operating lease agreements.

11.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of March 31, 2019, there were no shares of Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue up to 450,000,000 shares of common stock with a par value of $0.0001. As of March 31, 2019, and December 31, 2018, there were 326,428,583 and 326,428,583 shares of common stock issued and outstanding, respectively.

STOCK WARRANTS

On January 30, 2019, we granted 800,000 5-year warrants with exercise prices of $0.10 valued at $312,000 for services. The warrants above were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.39; b) risk-free rate of 2.49%; c) volatility factor of 521.46%; d) dividend yield of 0%.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

(Unaudited)

The following is a summary of stock warrant activity during the quarter ended March 31, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	6,500,000	$0.10
Warrants granted and assumed	800,000	$0.10
Warrants expired	–	–
Warrants canceled	–	–
Warrants exercised	–	–
Balance outstanding, March 31, 2019	7,300,000	$0.10
Balance exercisable, December 31, 2018	7,300,000	$0.10

As of March 31, 2019, the outstanding warrants have a weighted average remaining term of was 2.04 years and an intrinsic value of $2,920,000.

STOCK OPTIONS

The Company did not grant any options during the quarter ended March 31, 2019. The Company recognized stock option expense of $297,800 for options granted in the prior year.

The following is a summary of stock option activity during the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	20,033,333	$0.07
Options granted and assumed
Options expired	–	–
Options canceled	–	–
Options exercised	–	–
Balance outstanding, March 31, 2019	20,033,333	$0.07
Balance exercisable, March 31, 2019	20,033,333	$0.07

As of March 31, 2019, the outstanding options have a weighted average remaining term of was 8.30 years and an intrinsic value of $8,547,333.

12.	SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the Company sold 11,120,000 shares for $1,120,000. As of the date of the filing the Company has received $800,000. As of the date of filing the shares have not been issued.

Subsequent to March 31, 2019, the Company made the final payment due per the asset purchase agreement with Photo File, Inc. dated October 11, 2018.

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

Besides photos in sizes up to 30"x 40", Photo File offered a full range of framed and matted products, plaques, photo sculptures, ceramics tiles, key chains and event covers. Photo File also produced a line of licensed Framed Gold Records featuring top recording artists, including Elvis Presley, KISS and many others.

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

Pursuant to the Purchase Agreement, the Company and the seller agreed to the following purchase consideration:

▪	$2 million cash consideration as follows: $865,000 was advanced at the execution of the Purchase Agreement, which was secured through a pledge of 40% of the outstanding shares of the Seller; $650,000 was paid on the closing of the Agreement; and a $500,000 contingency payment shall be paid to Seller within 72 hours of receiving written consent from the major sports leagues;

▪	A 10% interest in the Nevada subsidiary called Photo File, LLC that we have formed to house the assets; and

▪	A royalty to Seller that commences upon the initial $6 million in sales from the Nevada subsidiary with a cap of $500,000 annually and $5 million in total. The royalty is calculated on annual sales beginning with the date of closing and will restart each year with no carry forward from one year to the next. As of December 31, 2018, the Company recorded a contingent liability related to the royalty payout of $4,279,000.

▪	Additionally, the Seller will endeavor to sell its Vintage Photographic Collection to a third party after Closing. If at the completion of the sale of the Vintage Photographic Collection, proceeds from the sale, but before any expenses other than commissions, are less than $2 million, Globe Photos will pay to the Seller the difference between such proceeds and $2 million within 30 days. Any proceeds from the sale, but before any expenses other than commissions, above $2 million will be divided equally between the Seller and Globe Photos with the Seller remitting 50% of such proceeds within 30 days of their receipt.

Assets acquired in the Photo File transaction included more than 1 million sports negatives, prints and slides, more than 1,000 autographed lithographs and memorabilia, as well as printing and packaging equipment. Per the terms of the Purchase Agreement, we have created a new Nevada subsidiary called Photo File, LLC to hold the assets we have acquired from Photo File.

Post-Acquisition Plans

We see Photo File as a classic turnaround situation, during 2017 Photo File alone presented annual revenues of approximately $6.7 million and losses of approximately $1 million, but at one time having generated more than $20 million in annual revenues. Of the approximately $7 million in revenue generated during 2017, only about 8% is generated online. We believe this represents a substantial opportunity to leverage the latest advances in e-Commerce technology and services to grow sales. Through our experience and our review of successful models of other major sports retailers, we determined that more than 80% of the business revenue should be generated by online, print-on-demand or direct-to-consumer sales.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended March 31, 2019 was $1,477,452, compared with $549,821 for the three months ended March 31, 2018. The total increase in revenue is primarily a result the increase in merchandise sales associated with of our acquisition of the assets of Photo File, Inc. (“Photo File”).

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

Cost of Revenues

Our cost of revenues consists primarily of royalties, depreciation, and amortization expense. For the three months ended March 31, 2019, cost of revenues increased to $1,427,485, compared with $296,143 for the three months ended March 31, 2018. The change is primarily a result additional royalty and production expenses associated with our acquisition of the assets of Photo File.

Operating Expenses

Operating expenses increased to $2,068,524 for the three months ended March 31, 2019 from $168,693 for the three months ended March 31, 2018

	Three Months Ended March 31
	2019	2018
Product development, sales and marketing	$156,790	$4,532
General and administrative	1,903,208	157,447
Depreciation and amortization	8,526	6,714

Total operating expenses	$2,068,524	$168,693

The main reason for the overall increase in operating expenses for the quarter ended March 31, 2019 was an increase in general and administrative expenses associated with the purchase of the Photo File assets.

Product development, sales and marketing expenses increased by $156,790 for the quarter ended March 31, 2019. Product development, sales and marketing expenses primarily consists of website development costs, sales- and marketing-related salaries, as well as other expenses associated with marketing. We continue to utilize our working capital resources in sales and marketing in order to increase the distribution and demand for our products and to add content to our product lines along with adding additional channels of distribution.

General and administrative costs increased by $1,745,761 for the quarter ended March 31, 2019 primarily due to the stock-based compensation and additional insurance and salary expenses associated with the acquisition of Photo File.

Total depreciation expense increased by $1,812 for the quarter ended March 31, 2019. The increase is the result of additional assets being depreciated during the current compared to the previous quarter ended March 31, 2018.

Other Expenses/Other Income

We had other expenses of $1,664,596 for the three months ended March 31, 2019, as compared to $13,979 for the same period ended 2018. The increase in other expenses is a result increased interest expense and the amortization of debt discount and financing fees associated our debt offering.

Net Loss

We finished the three months ended March 31, 2019 with a loss of $3,593,178, as compared to net income of $71,006 during the three months ended March 31, 2018. The decrease in net income from the prior year is primarily a result of the increased interest expense and stock-based compensation incurred during 2019.

Liquidity and Capital Resources

As of March 31, 2019, we had total current assets of $805,055 and current liabilities of $14,595,533, resulting in a working capital deficit of $13,790,478. This compares with the working capital deficit of $ 11,799,085 at December 31, 2018. This increase in working capital deficit, as discussed in more detail below, is primarily the result of increased current debt resulting from our convertible note offering.

Our operating activities used $690,028 in the three months ended March 31, 2019 as compared with $111,417 used in operating activities in the three months ended March 31, 2018. Our negative operating cash flow in 2019 was largely the result of our net loss for the period.

Investing activities used $56,570 in the three months ended March 31, 2019 compared with $0 in the three months ended March 31, 2018. Our negative investing cash flow in 2019 is largely the result of the purchase of image archives and internal use software.

Financing activities provided $820,345 in the three months ended March 31, 2019 compared with $117,610 provided in the three months ended March 31, 2018. Our positive financing cash flow in 2019 was largely the result of our offering and sale of convertible notes,

There is no guarantee we will generate sufficient revenues to continue operations. Our management estimates we will need approximately $6,000,000 in annual revenues to continue operations at our current operating level, without consideration given to investment in new sales and marketing channels. For the immediate future we plan to achieve this revenue target by ramping up fees earned from licensing imagery to media companies growing a network of global sales agents. There is no guarantee that we will generate sufficient revenues to continue operations. We expect to continue incurring significant operating losses for the near future. If we are not successful in achieving revenues required to continue operations at our current operating levels within three to four months, or obtaining additional financing, our operations will be significantly negatively impacted, and we will need to significantly scale back our operations or liquidate all or a portion of our collections.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2019.

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

Off Balance Sheet Arrangements

As of March 31, 2019, there were no off balance sheet arrangements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, we began implementing a remediation plan to address the material weaknesses mentioned above. The weaknesses will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2019.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A: RISK FACTORS

A description of the risk factors associated with our business is included in the Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by our subsequent filings under the Exchange Act. There have been no material changes to such risk factors as previously reported. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act.  The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933, as amended.

On January 30, 2019, we granted 800,000 5-year warrants with exercise prices of $0.10 valued at $312,000 for services.

Subsequent to March 31, 2019, the Company sold 11,120,000 shares for $1,120,000 pursuant to Regulation S. As of the date of the filing the Company has received $800,000. As of the date of filing the shares have not yet been issued.

Except as otherwise noted, these securities were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document
101 SCH	XBRL Schema Document
101 CAL	XBRL Calculation Linkbase Document
101 LAB	XBRL Labels Linkbase Document
101 PRE	XBRL Presentation Linkbase Document
101 DEF	XBRL Definition Linkbase Document
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBE PHOTOS, INC.

Date: May 14, 2019	By: /s/ Stuart Scheinman Stuart Scheinman Title: Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2019

By: /s/Evan Bedell Evan Bedell Title: Chief Financial Officer (Principal Financial and Accounting Officer)

