Form 10-Q
period 2019-06-30
Globe Photos, Inc.
filed 2019-08-13
CIK 1527844

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

702-722-6113
(Registrant’s telephone number)
_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: none

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Securities registered pursuant to Section 12(g) of the Act: None

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
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,588,679 shares of common stock as of August 6, 2019.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2019 are not necessarily indicative of the results that can be expected for the full year.

GLOBE PHOTOS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	Unaudited
Assets

Current Assets
Cash	$272,842	$304,267
Accounts receivable, net	434,908	559,255
Prepaid expenses	45,574	21,513
Total Current Assets	753,324	885,035

Right of use asset	154,347	–
Property and equipment, net	5,096,282	5,533,680
Security deposit	19,528	11,306
Intangible Assets, net	15,054,453	15,793,346

Total Assets	$21,077,934	$22,223,367

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$3,041,804	$2,462,563
Contingent purchase consideration	2,500,000	2,500,000
Payable to Photo file, Inc	631,634	686,943
Payable to Globe Photo, Inc.	10,000	10,000
Due to related parties	284,455	287,455
Lease liability	69,808	–
Notes payable - related parties	628,195	635,675
Notes payable, net of debt discount	185,000	185,000
Loans payable, net of unamortized discounts	486,338	481,784
Convertible Notes, net of debt discount and issuance costs	3,933,100	1,655,700
Total Current Liabilities	11,770,334	8,905,120

Contingent purchase consideration	3,779,000	3,779,000
Lease liability - long-term	109,010	–
Total Long-term Liabilities	3,888,010	3,779,000

Total Liabilities	15,658,344	12,684,120

Stockholders' Equity
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018	–	–
Common stock par value $0.0001: 450,000,000 shares authorized; 8,576,179 and 8,161,679 issued and outstanding as of June 30, 2019 and December 31, 2018	857	816
Additional paid in capital	13,202,328	10,145,902
Accumulated deficit	(11,011,785)	(4,016,630)
Stockholders' equity attributable to Globe Photos, Inc.	2,191,400	6,130,088
Non controlling interest	3,228,190	3,409,159
Stockholders' Equity	5,419,590	9,539,247

Total Liabilities and Stockholders' Equity	$21,077,934	$22,223,367

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBE PHOTOS, INC.

Consolidated Statements of Operations

Unaudited

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

License revenue	$79,211	$83,818	$197,498	$314,593
Image revenue	1,528,058	120,614	2,887,223	439,660
Total revenue	1,607,269	204,432	3,084,721	754,253

Cost of revenue	1,733,041	190,329	3,160,526	486,472

Gross margin (loss)	(125,772)	14,103	(75,805)	267,781

Operating expenses
Product development, sales and marketing	259,356	108,632	416,146	113,164
General and administrative	2,203,524	208,252	4,106,732	365,699
Depreciation and amortization	25,658	11,221	34,184	17,935

Total operating expenses	2,488,538	328,105	4,557,062	496,798

Loss from operations	(2,614,310)	(314,002)	(4,632,867)	(229,017)

Other income (expenses)

Loss in settlement of accrued liabilities	(10,000)	(208,322)	(10,000)	(208,322)
Interest expense	(847,519)	(145,715)	(2,512,115)	(164,079)
Change in fair value of derivative liabilities	–	4,810	–	9,195
Other income (expenses)	(857,519)	(349,227)	(2,522,115)	(363,206)

Net loss	$(3,471,829)	$(663,229)	$(7,154,982)	$(592,223)

Net loss attributable to non controlling interest	(90,994)	–	(180,969)	–

Net loss attributable to Globe Photos, Inc.	$(3,380,835)	$(663,229)	$(6,974,013)	$(592,223)

Per-share data
Basic and diluted loss per share	$(0.41)	$(0.08)	$(0.85)	$(0.07)

Weighted average number of common shares outstanding	8,278,108	8,130,543	8,221,685	8,132,204

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBE PHOTOS, INC.

Consolidated Statements of Stockholders’ Equity

Unaudited

	Common Stock		Additional Paid-in	Treasury	Accumulated	Non controlling	Total Stockholders'
	Shares	Amount	Capital	Stock	(deficit)	interest	Equity

Balance, December 31, 2017	8,139,263	$814	$4,155,986	$(88,000)	$(3,522,655)	–	$546,145
Repurchase and cancellation of shares	(8,235)	(1)	(111,999)	88,000	–	–	(24,000)
Net Income	–	–	–	–	71,006	–	71,006
Balance, March 31, 2018	8,131,028	$813	$4,043,987	–	$(3,451,649)	–	$593,151

Repurchase and cancellation of shares	(589)	–	(8,000)	–	–	–	(8,000)
Stock options issued for services	–	–	14,999	–	–	–	14,999
Stock options issued for debt settlement	–	–	312,489	–	–	–	312,489
Net Income	–	–	–	–	(663,229)	–	(663,229)
Balance, June 30, 2018	8,130,439	$813	$4,363,475	–	$(4,114,878)	–	$249,410

Balance, December 31, 2018	8,161,679	$816	$10,145,902	–	$(4,016,630)	$3,409,159	$9,539,247
Cumulative effect adjustment of Topic 842	–	–	–	–	(21,142)	–	(21,142)
Warrants issued for services	–	–	312,000	–	–	–	312,000
Stock option expense	–	–	297,800	–	–	–	297,800
Beneficial conversion feature	–	–	572,924	–	–	–	572,924
Net loss	–	–	–	–	(3,593,178)	(89,975)	(3,683,153)
Balance, March 31, 2019	8,161,679	$816	$11,328,626	–	$(7,630,950)	$3,319,184	$7,017,676

Stock issued for cash	407,500	41	1,291,244	–	–	–	1,291,285
Shares issued for services	5,000	–	99,600	–	–	–	99,600
Shares issued for settlement of accrued liabilities	2,000	–	18,000	–	–	–	18,000
Stock option expense	–	–	464,858	–	–	–	464,858
Net loss	–	–	–	–	(3,380,835)	(90,994)	(3,471,829)
Balance, June 30, 2019	8,576,179	$857	$13,202,328	–	$(11,011,785)	$3,228,190	$5,419,590

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBE PHOTOS, INC.

Consolidated Statements of Cash Flows

Unaudited

	For the six months ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,154,982)	$(592,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,320,361	228,441
Amortization of debt discount	2,284,418	4,597
Noncash operating lease expense	31,903	–
Stock option expense	762,658	14,999
Shares issued for services	99,600	–
Warrants issued for services	312,000	–
Loss in settlement of accrued liabilities	10,000	208,322
Change in fair value of embedded derivative	–	(9,195)
Changes in operating assets and liabilities:
Accounts receivable	124,347	14,818
Prepaid expenses	(24,061)	(22,817)
Deposits	(8,222)	–
Deferred revenue	–	(200,000)
Repayment of lease liability	(32,082)	–
Accounts payable and accrued liabilities	590,749	153,622
Net Cash Used In Operating Activities	(1,683,311)	(199,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of archive images	(112,500)	(12,922)
Purchase of software	(31,570)	–
Payment of liability related to acquisition of Photo File, Inc.	(485,000)	–
Net Cash Provided By (Used In) Investing Activities	(629,070)	(12,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	–	150,000
Repayment of loans payable	(2,464)	(3,984)
Proceeds from related party advances	–	147,342
Repayment of note payable - related party	(7,480)	(24,980)
Proceeds from convertible notes payable, net	572,924	–
Advances from related party	426,691	–
Proceeds from the sale of common stock, net of issuance costs	1,291,285	–
Purchase of treasury stock	–	(32,000)
Net Cash Provided By Financing Activities	2,280,956	236,378

Net Change in Cash	(31,425)	24,020

Cash - Beginning of Period	304,267	1,297

Cash - End of Period	$272,842	$25,317

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$5,646	$11,219

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature on convertible debt	$572,924	$–
Options issued to settle accrued liabilities	$8,000	$104,167
Purchase of third party notes by related party	$–	$212,500
Assets acquired under operating leases	$186,250	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements

Globe Photos, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2019, the Company had $272,842 cash on hand. At June 30, 2019 the Company has an accumulated deficit of $11,011,785. For the six months ended June 30, 2019, the Company had a net loss of $6,974,013 and cash used in operations of $1,683,311. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2019 and 2018

(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three and six months ended June 30, 2019 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2018, as filed with the SEC.

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

The accompanying unaudited consolidated financial statements represent the results of operations, financial position and cash flows of the Company prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, and its 100% owned subsidiaries Capital Art, LLC, Globe Photos, LLC, and Photo File, LLC. All inter-company balances and transactions have been eliminated.

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

June 30, 2019 and 2018

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

We adopted ASC 842 effective January 1, 2019 using the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. Therefore, comparative financial information was not adjusted and continues to be reported under the prior lease accounting guidance in ASC 840. We elected the transition relief package of practical expedients, and as a result, we did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less, as well as the land easement practical expedient for maintaining our current accounting policy for existing or expired land easements.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning January 1, 2019. Management evaluated ASU 2018-07 and determined that the adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

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

Globe Photos, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Unaudited)

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of June 30, 2019 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at June 30, 2019 and December 31, 2018.

4.	PHOTO FILE ASSET PURCHASE AGREEMENT

On October 11, 2018, the Company entered into a definitive Asset Purchase Agreement with Photo File, Inc., a New York corporation along with it related entity Sportphotos.com and Charles Singer, its CEO and principal shareholder (collectively, the “Seller”) wherein the Company acquired certain assets and assumed certain liabilities of the Seller in exchange for $2,000,000. In connection with the agreement, the Company paid $1,515,000 to the Seller as of December 31, 2018 toward the purchase price of the Asset Purchase Agreement. The final payment of $485,000 which was recorded as a payable to Photo File, Inc. as of December 31, 2018 in the consolidated balance sheet was paid during the three month period end June 30, 2019. The Company has also recorded an additional liability due to the Seller related to a final working capital adjustment of the acquisition as of June 30, 2019 and December 31, 2018 in the amount of $631,634 and $201,943, respectively.

As additional consideration the seller also received the following:

•	A royalty to Seller that commences upon the initial $6,000,000 in sales from the Nevada subsidiary, with a fair value of $4,279,000.

•	10% interest in the Nevada subsidiary that we have formed to house the assets

Additionally, the seller will endeavor to sell its Vintage Photographic Collection over time after Closing. If at the completion of the sale of the Vintage Photographic Collection, proceeds from net sales but before any expenses other than commissions are less than $2,000,000, the Company will pay the difference between the proceeds and $2,000,000 within 30 days. Any proceeds above $2,000,000 will be divided equally between Seller and the Company with the Seller remitting 50% of the net proceeds after expenses of those sales within 30 days of their receipt. As of December 31, 2018, the Company has recorded the entire $2,000,000 as a contingent purchase consideration. This remains outstanding as of June 30, 2019.

The transaction was deemed to be an acquisition of a business and was accounted for under the acquisition method of accounting in accordance with the guidance in ASC 805 - “Business Combinations”.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Unaudited)

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired and liabilities assumed.

Cash	$2,000,000
10% noncontrolling interest in subsidiary	2,750,000
Royalty payments	4,279,000
Contingent consideration	2,000,000
Total Purchase Price	11,029,000

Accounts Receivable	313,257
Memorabilia	3,600,000
Copyright Image library	4,100,000
Trade name	340,000
Non-Compete agreement	90,000
Outbound license agreement	9,000,000
Customer relationships	2,330,000
Total Identifiable assets	19,773,257

Liabilities	(1,447,491)
Total liabilities assumed	(1,447,491)

Total net assets acquired	$18,325,766

Total bargain purchase gain	$(7,296,766)

Globe Photos, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Unaudited)

Pro Forma

The following table below shows the unaudited pro-forma information which assumes that the acquisition had been completed as of January 1, 2018.

For the three months ended
June 30, 2018

Total revenue	$1,808,147
Cost of revenue	974,348
Gross margin	833,799
Total operating expenses	(1,337,833)
Other income (expenses)	(354,134)
Net loss	$(858,168)

For the six months ended
June 30, 2018

Total revenue	$4,702,788
Cost of revenue	2,427,534
Gross margin	2,275,254
Total operating expenses	(2,486,794)
Other income (expenses)	(380,209)
Net loss	$(591,749)

Globe Photos, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Unaudited)

5.	PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,	Estimated
	2019	2018	Useful Lives
Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	4,689,268	4,576,768	5-10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	72,687	72,687	3 – 5 years
Furniture and fixtures	83,666	83,666	7 years
	7,628,067	7,515,567
Less accumulated deprecation	(2,531,785)	(1,981,887)
Total property and equipment, net	$5,096,282	$5,533,680

Depreciation expense was $549,898 and $206,691 for the six months ended June 30, 2019 and 2018, respectively, of which $518,648 and $188,756 are reported in cost of revenue, respectively.

6.	INTANGIBLE ASSETS, NET

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net book value	Gross Carrying Amount	Accumulated Amortization	Net book value
Intangible assets with determinable lives:

Content provider and photographic agreements	$400,000	$160,000	$240,000	$400,000	$140,000	$260,000
Copyrights	35,000	14,000	21,000	35,000	12,250	22,750
Internal use software	58,666	2,934	55,732	27,096	–	27,096
Copyrighted Image Library	4,100,000	305,534	3,794,466	4,100,000	102,500	3,997,500
Non-Compete and Non-Solicitation Covenants	90,000	22,356	67,644	90,000	7,500	82,500
Trade name	340,000	–	340,000	340,000	–	340,000
License agreements	9,000,000	447,123	8,552,877	9,000,000	150,000	8,850,000
Customer relationships	2,330,000	347,266	1,982,734	2,330,000	116,500	2,213,500
Total	$16,353,666	$1,299,213	$15,054,453	$16,322,096	$528,750	$15,793,346

Total amortization expense for the six months ended June 30, 2019 and 2018 was $770,463 and $21,750, respectively of which $767,529 and 21,750 is included in cost of sales in the consolidated statements of operations, respectively. Estimated amortization expense over the next five years is $1,561,233 per year.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Unaudited)

7.	NOTES PAYABLE

On April 1, 2016, the Company entered into an unsecured promissory note agreement with unrelated parties for working capital purposes for total proceeds of $25,000. The promissory notes matured on December 1, 2017 and on March 30, 2018 was extended through June 30, 2018 and on June 30, 2018 was further extended to December 31, 2018, and on December 31, 2018, the note was further extended to June 30, 2019. The note and accrued interest was paid in full subsequent to this filing (See note 12). The notes bear interest at the rate of 6% per annum. Accrued interest payable due under the unsecured note agreement was $4,880 and $3,380 as of June 30, 2019 and December 31, 2018, respectively.

On December 20, 2017, the Company entered into an on demand unsecured note with an unrelated party for working capital purposes for total proceeds of $10,000. As of June 30, 2019, the note was still outstanding.

On April 13, 2018, the Company entered into an unsecured promissory note agreement with an unrelated party for total proceeds of $150,000 of which is still outstanding as of June 30, 2019. The note is due upon demand and carried an interest rate of 15% and is guaranteed by a shareholder and director of the Company. Accrued interest payable due under the unsecured note agreement was $22,500 and $22,500 as of June 30, 2019 and December 31, 2018, respectively.

The Company evaluated the modification of the notes resulting from the extensions in maturity dates under ASC 470-50 and determined that the modifications were not considered substantial and would not qualify for extinguishment accounting under such guidance.

8.	CONVERTIBLE NOTES

From July 2018 to December 31, 2018, we issued convertible promissory notes in the aggregate principal amount of $2,782,050 to several accredited investors through a private placement. This includes the convertible note of $50,000 issued to settle an existing account payable. During the six months ended June 30, 2019, we issued an additional $651,050 notes under the same private placement.

The convertible notes bear interest at a rate of 10% per annum, matured on April 30, 2019, are payable within ten days of written notice, and are secured by certain archival images owned by the Company. The notes and accrued interest are convertible at the option of the noteholder into our common stock at $4.00 per share but will mandatorily convert to common stock at the same price upon an up list to a national exchange and will have piggyback registration rights to register the shares of common stock underlying the conversion of the notes.

The Company evaluated the convertible debentures under ASC 470-20 and recognized a debt discount of $3,029,628 related to the beneficial conversion feature (“BCF”), of which $572,924 was recorded during the six months ended June 30, 2019, with a corresponding credit to additional paid-in capital. The debt discount is being accreted to interest expense over the term of the notes.

As part of the private placement, the Company paid a consultant financing fees equivalent to 12% of the gross proceeds received from the issuance of convertible notes or $403,472, of which $78,126 was recorded during the six months ended June 30, 2019 and was recorded as a debt discount and accreted to interest expense over the term of the notes.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Unaudited)

During the six months ended June 30, 2019 and 2018, the Company recorded interest expense of $2,207,023 of which $2,043,937 was related to the accretion of the debt discount and financing cost. As of June 30, 2019, the convertible notes are shown net of unamortized debt discount and financing cost of $0.

On August 16, 2018, we issued a convertible promissory note with a principal amount of $500,000 to a company managed by one of our former directors. The note bear interest at a rate of 10% per annum, matured on April 30, 2019, payable within ten days of written notice and is secured by certain archival images owned by the Company. The note and accrued interest are convertible at the option of the noteholder into our common stock at $4.00 per share but will mandatorily convert to common stock at the same price upon an up list to a national exchange and will have piggyback registration rights to register the shares of common stock underlying the conversion of the notes.

The Company evaluated the convertible debentures under ASC 470-20 and recognized a debt discount of $500,000 related to the BCF with a corresponding credit to additional paid-in capital. The debt discount is being accreted to interest expense over the term of the note.

During the six months ended June 30, 2019, the Company recorded interest expense of $258,258 related to this note, of which $233,463 was related to the accretion of the debt discount. As of June 30, 2019, the convertible note is shown net of unamortized discount of $0.

9.	RELATED PARTY TRANSACTIONS

Notes payable to related parties

In December 2015, the Company entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. The note bears interest at the rate of 10% per annum and is payable on the 1st day of each month commencing in February 2016. On February 15, 2016, the Company entered into an additional promissory note agreement with the same unrelated party for additional proceeds of $62,500 and under the same terms as the first note. As of June 30, 2019, and December 31, 2018, a balance of $162,500 on these two notes remains outstanding. Both notes are secured by certain inventory and archival images of the Company in the amount of up to $200,000. Accrued interest payable due under the unsecured note agreement was $58,787 and $34,412 as of June 30, 2019 and December 31, 2018, respectively. The notes matured on December 31, 2017; however, on January 22, 2018, the outstanding balance on the notes was purchased by a related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. All the accrued interest through December 31, 2017, was still due to the original noteholder.

On April 5, 2016, the Company entered into an unsecured promissory note agreement with unrelated parties for working capital purposes for total proceeds of $50,000. The promissory notes matured in December 2017 and bear interest at the rate of 6% per annum. However, on January 22, 2018, the outstanding balance on the notes was purchased by a related party and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Accrued interest payable due under the unsecured note agreement was $9,727 and $8,277 as of June 30, 2019 and December 31, 2018, respectively. All the accrued interest through December 31, 2017, was still due to the original noteholder.

On August 1, 2013 the Company entered into an unsecured promissory note agreement with a related party Dino Satallante for $100,000. The loan bears interest at the rate of 5% per annum. During the six months ended June 30, 2019, the Company made payment of $7,480. As of June 30, 2019, and December 31, 2018, $38,695 and $46,175 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the six months ended June 30, 2019 and 2018 was $967 and $1,341 respectively. The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective March 30, 2018, the note agreement was extended to June 30, 2018 and on June 30, 2018, the note was further extended to December 31, 2018 and on February 11, 2019 the note was further extended to December 31, 2019.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Unaudited)

On September 11, 2014, the Company entered into an unsecured promissory note agreement for $20,500 with Dino Satallante, a beneficial interest shareholder which bear interest at a rate of 6% per annum. Total interest expense in connection with the secured promissory note agreement for the six months ended June 30, 2019 and 2018 is $615. The loan matured on September 10, 2015 and has been extended multiple times up to December 31, 2018. On February 11, 2019, the note was further extended to December 31, 2019.

Effective July 21, 2015, the Company entered into a promissory note agreement with a related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds were used for working capital purposes. The note matured on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the six months ended June 30, 2019 and 2018 is $9,600. Effective March 30, 2018 the note was extended to June 30, 2018, and on June 30, 2018, the note was further extended to December 31, 2018, and on February 11, 2019 the note was further extended to December 31, 2019.

On April 4, 2016 the Company entered into a secured promissory note agreement with Premier Collectibles, a beneficial interest shareholder for total proceeds of $65,000 to be used for acquisition of archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection which the proceeds were used and matured on April 1, 2017. On March 30, 2018, the note was extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense on the note was 2,600 each of the six months ended June 30, 2019 and 2018, respectively.

On April 15, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matured on December 15, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $1,500 for each of the six months ended June 30, 2019 and 2018, respectively. All the accrued interest through December 31, 2017, was still due to the original noteholder.

On October 3, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $1,500 for each of the six months ended June 30, 2019 and 2018, respectively.

On December 2, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $31,500. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $945 for each of the six months ended June 30, 2019 and 2018, respectively.

The Company evaluated the modification of the notes resulting from the extensions in maturity dates under ASC 470-50 and determined that the modifications were not considered substantial and would not qualify for extinguishment accounting under such guidance.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Unaudited)

Due to Related Parties

The following table summarizes amounts due to related parties for expenses paid for on the behalf of the Company as of June 30, 2019 and December 31, 2018. The amounts due are non-interest bearing and due upon demand. These amounts have been included in the consolidated balance sheets as current liabilities due to related parties, respectively.

	June 30,	December 31,
	2019	2018
Due to related parties:
ICONZ Art, LLC, beneficial interest shareholder	$256,423	$259,423
MSN Holding Co., beneficial interest shareholder	12,947	12,947
Premier Collectibles, beneficial interest shareholder	15,085	15,085
Total due to related parties	$284,455	$287,455

10.	COMMITMENTS AND CONTINGENCIES

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

Accordingly, the Company has estimated the cash flows associated with the images and determined a discount of $151,316 which is being accounted as interest expense over a 10-year estimated life of the asset based on expected future revenue streams. For the six months ended June 30, 2019 and 2018, interest expense related to these loans amounted to $7,018 and $14,597, respectively, which has been included in interest expense and a corresponding increase in loans payable. During the six months ended June 30, 2019 and 2018, the Company made payments of $2,464 and $3,984 to the loan holders, respectively. As of June 30, 2019, loan payable net of unamortized debt discount amounted to $286,338.

Asset purchase agreement

On March 3, 2017, the Company entered into an agreement to sell 20% of its ownership in a certain photographic archive asset for $200,000. As part of the agreement the buyer received preferential distributions of their entire purchase price of the asset. If, however the entire purchase price is not paid back after 24 months then all net revenues from the Company will be paid to the buyer until the full purchase price has been paid. On March 30, 2018, the Company entered into an addendum to the agreement to remove the preferential distributions clause from the agreement. Additionally, on May 1, 2018, the Company entered into a second addendum to the agreement whereby the Company agreed to repay the seller the total purchase price of $200,000 and 25,000 shares of common stock within 120 days of the effective date of the agreement. The Company valued the 25,000 shares at $100,000 as of the agreement date and recorded the value as interest expense during the year ended December 31, 2018.

The Company accounted for the above transaction as debt and recognized the amount received as a loan payable. As of June 30, 2019, other debt, net of unamortized debt discount amounted to $200,000.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Unaudited)

License Agreements

Effective June 1, 2016 the Company entered into three separate non-exclusive license agreements use of licensed images and trademarks through December 31, 2019. Under the terms of the agreements, the Company is required to pay royalties of 10% on net sales. The agreements call for combined annual guaranteed minimum royalties per year of $150,000 based on combined minimum sales of $1,500,000 per year. As of June 30, 2019, the Company has paid $45,000 toward the guaranteed royalties associated with these agreements.

With the acquisition of the assets of Photo File, Inc we acquired multiple license agreement with royalty rates rating between 6 – 16% and terms extending through December 31, 2021. As of June 30, 2019, the Company has incurred $580,746 in royalty expenses associated with these agreements which has been included in cost of sales.

Operating Lease Agreements

The Company has entered into lease agreements as a lessee for the use of land and office space. These lease agreements are classified as operating leases and the liability and right-of-use asset are recognized on the balance sheet at lease commencement. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term. As a result of the adoption of ASC 842, the Company recognized an operating lease liability of $112,480 and a corresponding right-of-use asset of $87,830, net of deferred rent of $3,508 and the cumulative effect adjustment to retained earnings of $21,142 as a result of applying hindsight in determining the lease term.

The Company determines whether or not a contract contains a lease based on whether or not it provides the Company with the use of a specifically identified asset for a period of time, as well as both the right to direct the use of that asset and receive the significant economic benefits of the asset. The Company elected the transition relief package of practical expedients, and as a result, we did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less, as well as the land easement practical expedient for maintaining our current accounting policy for existing or expired land easements.

The discount rate utilized for classification and measurement purposes as of the inception date of the lease is based on each company's collateralized incremental interest rate to borrow of 10%, as the rate implicit in the lease is not determinable.

On September 6, 2012 the Company entered into a 25-month operating lease agreement for approximately 4,606 square foot warehouse and office facilities located in Las Vegas, NV. Monthly base rent due under the agreement is $3,270, plus common area maintenance fees. The agreement calls for 3% annual increase in base rental payments. On October 10, 2014, the Company entered into a First Amendment to Lease agreement extending the lease term for 60-months, beginning November 1, 2014. All other terms of the agreement remain unchanged. On February 19, 2019 the Company extended the operating lease agreement for the lease originally entered into September 6, 2012 for an additional 24 months. During the six months ended June 30, 2019, the Company recorded noncash lease expense associated with the right of use asset of $15,500 and made payment on the lease liability of $17,152.

On February 26, 2019 the Company entered into a 24-month operating lease agreement for approximately 4,672 square foot warehouse and office facilities located in Las Vegas, NV. Monthly base rent due under the agreement is $4,437, plus common area maintenance fees. The agreement calls for 3% annual increase in base rental payments. The Company determined this lease to be an operating lease and recorded a right-of-use asset and lease liability during the six month period ended June 30, 2019 of $98,420 for this new lease. During the six months ended June 30, 2019, the Company recorded noncash lease expense associated with the right to use asset of $16,403 and made payments on the lease liability of $14,930.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Unaudited)

Undiscounted Cash Flows

As of June 30, 2019, the right of use asset and lease liability were shown on the consolidated balance sheet at $154,347 and $178,818, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of June 30, 2019:

Amounts due as of June 30, 2019	Operating Leases
2019	$48,901
2020	100,088
2021	43,234
Total minimum lease payments	$192,223
Less: effect of discounting	(13,405)
Present value of future minimum lease payments	$178,818
Less: current obligations under leases	(69,808)
Long-term lease obligations	$109,010

The Company also leases various corporate housing from unrelated third parties for terms that range from month-to-month to one year. The Company also rents office space on a month-to-month basis in New York at rate of $850 per month.

As part of our acquisition of Photo File, while we did not assume the lease we assumed its existing lease payments as follows: we will pay 100% of the lease payments through December 31, 2018, and after December 31, 2018 we will pay 50% of the lease until the end of the lease term or until the lease may be terminated. The Company paid $352,920 in rent related to the lease for the six months ended June 30, 2019.

Total rent expense for the six months ended June 30, 2019 and 2018 was $369,947 and $27,442, respectively, in connection with short term operating lease agreements.

11.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of June 30, 2019, there were no shares of Preferred Stock issued and outstanding.

Common Stock

On June 18, 2018, the Company’s stockholders voted to give discretionary authority to the Board of Directors of the Company, to effect a reverse split of our issued and outstanding common stock in a range of not less than 1-for-5 and not more than 1-for-500, Effective as of June 6, 2019, FINRA approved the effectiveness of a 1-for-40 reverse stock split of the Company’s common stock. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto, have been retroactively adjusted for the Reverse Stock Split as if such Reverse Stock Split occurred on the first day of the first period presented.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Unaudited)

The Company is authorized to issue up to 450,000,000 shares of common stock with a par value of $0.0001. As of June 30, 2019, and December 31, 2018, there were 8,576,179 and 8,161,679 shares of common stock (post-split) issued and outstanding, respectively.

On June 4, 2019, the Company sold 407,500 shares of common stock for net proceeds of $1,291,285.

On April 22, 2019, the Company issued 5,000 shares for services with a fair value of $99,600.

On May 23, 2019, the Company issued 2,000 shares of common stock valued at $18,000 for the settlement of $8,000 in accrued liabilities. The Company recorded the difference between the fair value of common stock and accrued liability as loss on settlement of accrued liabilities in the amount of $10,000.

STOCK WARRANTS

On January 30, 2019, we granted 20,000 5-year warrants with exercise prices of $4.00 valued at $312,000 for services. The warrants above were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $15.60; b) risk-free rate of 2.49%; c) volatility factor of 521.46%; d) dividend yield of 0%.

The following is a summary of stock warrant activity during the six months ended June 30, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	162,500	$4.00
Warrants granted and assumed	20,000	$4.00
Warrants expired	–	–
Warrants canceled	–	–
Warrants exercised	–	–
Balance outstanding, June 30, 2019	182,500	$4.00
Balance exercisable, June 30, 2019	182,500	$4.00

As of June 3, 2019, the outstanding warrants have a weighted average remaining term of was 1.79 years and an intrinsic value of $1,725,000.

STOCK OPTIONS

On June 24, 2019, we granted, 12,500 5-year options with an exercise price of $7.00 valued at $92,629 for services. The options above were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $9.00; b) risk-free rate of 1.92%; c) volatility factor of 254.67%; d) dividend yield of 0%.

During the six months ended June 30, 2019, the Company recognized stock option expense of $670,029 for options granted in the prior year.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Unaudited)

The following is a summary of stock option activity during the year ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	500,833	$2.80
Options granted and assumed	12,500	$7.00
Options expired	–	–
Options canceled	–	–
Options exercised	–	–
Balance outstanding, June 30, 2019	513,333	$3.03
Balance exercisable, June 30, 2019	473,333	$2.82

As of June 30, 2019, the outstanding options have a weighted average remaining term of was 7.88 years and an intrinsic value of $3,063,167.

12.	SUBSEQUENT EVENTS

On July 29, 2019, the Company issued 12,500 shares of common stock for services.

Subsequent to June 30, 2019, the Company received a $100,000 advance from a related party Dino Satallante. The advance bears no interest and is due upon demand.

On April 1, 2016, the Company entered into an unsecured promissory note agreement with unrelated parties for working capital purposes for total proceeds of $25,000. Subsequent to June 30, 2019, the note and accrued interest was paid in full.

On August 8, 2019, the Board approved and authorized the Company to borrow up to an aggregate principal amount of One Million Dollars ($1,000,000.00) in the form of a Note and Warrant Purchase Agreement.

Pursuant to the Agreement, an investor shall purchase from the Company (i) a secured convertible promissory note for the principal amount set forth therein (the “Note”), and (ii) a warrant to purchase common stock of the Company equivalent to twenty-five percent (25%) of the principal amount of the Note purchased by the investor (the “Warrant”).

The Note bears interest at a rate of 12% per annum,and is secured by the Company’s assets. The Note matures on October 31, 2019. The principal and accrued interest therein is convertible at the option of the noteholder into the Company’s common stock at $6.00 per share, subject to certain price adjustments as set forth in the Note. The proceeds from the Note are to be used for general working capital purposes.

The Warrant allows the investor to purchase shares of common stock of the Company at $6.00 per share, subject to certain price adjustments as set forth in the Warrant,and shall be exercisable for a period of three (3) years from the anniversary of the grant date of such Warrant. Cashless exercise is available under the terms of the Warrant.

The Company has received $260,000 in proceeds under this offering subsequent to June 30, 2019.

On August 8, 2019, the Board approved the extension of certain existing secured convertible promissory notes which had a maturity date of April 30, 2019 to October 31, 2019. In connection with such extension, the Board approved the issuance of warrants to such noteholders as consideration for agreeing to the extension.

The Extension Warrants allow the existing noteholders to purchase shares of common stock of the Company equivalent to (i) twenty-five percent (25%) of the principal and accrued interest of the Prior Notes purchased by the noteholders, and (ii) shares of common stock currently held by such noteholders. The exercise price for the warrants is $9.00 per share, subject to certain price adjustments as set forth in the warrant agreement, and shall be exercisable for a period of three (3) years from the anniversary of the grant date of such warrants. The Extension Warrants are exercisable for cash and do not have a cashless exercise feature.

On August 8, 2019, the Board appointed Shamar Tobias as the Company’s interim Chief Financial Officer to fill the vacancy left by Mr. Evan Bedell.

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

We believe we have now assembled one of largest collections of iconic pop culture imagery photography in the world. It is comprised of more than 25 million images taken by more than 3,500 photographers from around the world over the last century. It features iconic personalities and seminal moments from the worlds of entertainment, sports, history and politics. Our branded archives include Frank Worth collection, Movie Star News, and Globe Photos Agency (from the original Globe Photos founded in 1939).

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

Our principal place of business is located at 6445 South Tenaya Way, Suite B-130, Las Vegas, NV 89113. General information about us can be found at www.globephotos.com

Asset Purchase Agreement with Photo File

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

On October 11, 2018, the Company entered into a definitive Asset Purchase Agreement with Photo File, Inc., a New York corporation along with it related entity Sportophotos.com and Charles Singer, its CEO and principal shareholder (collectively, the “Seller”) wherein the Company acquired certain assets and assumed certain liabilities of the Seller in exchange for $2,000,000. In connection with the agreement, the Company paid $2,000,000 to the Seller as of June 30, 2019 toward the purchase price of the Asset Purchase Agreement. The final payment of $485,000 was paid during the three months ended June 30, 2019.

As additional consideration the seller also received the following:

•	A royalty to Seller that commences upon the initial $6,000,000 in sales from the Nevada subsidiary, with a fair value of $4,279,000.
•	10% interest in the Nevada subsidiary that we have formed to house the assets

Additionally, the seller has the endeavor to sell its Vintage Photographic Collection over time after Closing. If at the completion of the sale of the Vintage Photographic Collection, proceeds from net sales but before any expenses other than commissions are less than $2,000,000, the Company will pay the difference between the proceeds and $2,000,000 within 30 days. Any proceeds above $2,000,000 will be divided equally between Seller and the Company with the Seller will remitting 50% of the net proceeds after expenses of those sales within 30 days of their receipt. As of December 31, 2018, the Company recorded the entire $2,000,000 as a contingent purchase consideration. As of June 30, 2019, the $2,000,000 remains on the books as a contingent purchase consideration.

Assets acquired in the Photo File transaction included more than 1 million sports negatives, 1,000+ autographed lithographs and memorabilia, as well as printing and packaging equipment. Per the terms of the Purchase Agreement, we have created a new Nevada subsidiary called Photo File, LLC to hold the assets we have acquired from Photo File.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended June 30, 2019 was $1,607,269, compared with $204,432 for the three months ended June 30, 2018. Our total revenue reported for the six months ended June 30, 2019 was $3,084,721, compared with $754,253 for the six months ended June 30, 2018.

The total increase in revenue is primarily a result the increase in merchandise sales associated with our acquisition of the assets of Photo File, Inc. (“Photo File”).

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

Cost of Revenues

Our cost of revenues consists primarily of royalties, depreciation, and amortization expense. For the three months ended June 30, 2019, cost of revenues increased to $1,733,041, compared with $190,329 for the three months ended June 30, 2018. For the six months ended June 30, 2019, cost of revenues increased to $3,160,526, compared with $486,472 for the six months ended June 30, 2018. The change is primarily a result additional royalty and production cost associated with our acquisition of the assets of Photo File.

Operating Expenses

Operating expenses increased to $2,488,538 for the three months ended June 30, 2019 from $328,105 for the three months ended June 30, 2019. Operating expenses increased to $4,557,062 for the six months ended June 30, 2019 from $496,798 for the six months ended June 30, 2019.

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Product development, sales and marketing	$259,356	$108,632	$416,146	$113,164
General and administrative	2,203,524	208,252	4,106,732	365,699
Depreciation and amortization	25,658	11,221	34,184	17,935

Total operating expenses	$2,488,538	$328,105	$4,557,062	$496,798

The main reason for the overall increase in operating expenses for the quarter ended June 30, 2019 was an increase in general and administrative expenses associated with the purchase of the Photo File assets.

Product development, sales and marketing expenses increased by $150,274 and $302,982 for the three and six months ended June 30, 2019, respectively as a result of the purchase of the Photo file assets. Product development, sales and marketing expenses primarily consists of website development costs, sales- and marketing-related salaries, as well as other expenses associated with marketing. We continue to utilize our working capital resources in sales and marketing in order to increase the distribution and demand for our products and to add content to our product lines along with adding additional channels of distribution.

General and administrative costs increased by $1,995,272 and $3,741,033 for the three and six months ended June 30, 2019, respectively, primarily associated with an increase in stock-based compensation and additional insurance and salary expenses associated with the acquisition of Photo File.

Total depreciation expense increased by $14,437 and $16,249 for the three and six months ended June 30, 2019. The increase is the result of additional assets being depreciated during the current compared to the previous three and six month periods ended June 30, 2018.

Other Expenses/Other Income

We had other expenses of $857,519 and $2,522,115 for the three and six months ended June 30, 2019, respectively, as compared to $349,227 and $363,206 for the same period ended 2018. The increase in other expenses is a result increased interest expense and the amortization of debt discount and financing fees associated our debt offering.

Net Loss

We finished the three and six months ended June 30, 2019 with a net loss of $3,471,829 and $7,154,982, respectively as compared to net losses of $663,229 and $592,223 during the same three and six month periods ended 2018. The increases in net loss from the prior year are primarily a result of the increased interest expense and stock-based compensation expenses incurred during 2019.

Liquidity and Capital Resources

As of June 30, 2019, we had total current assets of $753,324 and current liabilities of $11,770,334, resulting in a working capital deficit of $11,017,010. This compares with the working capital deficit of $ 8,020,085 at December 31, 2018. This increase in working capital deficit, as discussed in more detail below, is primarily the result of increased current debt resulting from our convertible note offering.

Our operating activities used $1,683,311 during the six months ended June 30, 2019 as compared with $199,436 used in operating activities in the six months ended June 30, 2018. Our negative operating cash flow in 2019 was largely the result of our net loss for the period.

Investing activities used $629,070 in the six months ended June 30, 2019 compared with $12,922 in the six months ended June 30, 2018. Our negative investing cash flow in 2019 is largely the result of the purchase of image archives and internal use software and payment for the Photo file assets.

Financing activities provided $2,280,956 in the six months ended June 30, 2019 compared with $236,378 provided in the six months ended June 30, 2018. Our positive financing cash flow in 2019 was largely the result of our offering and sale of convertible notes and net proceeds from the sale of common stock,

There is no guarantee we will generate sufficient revenues to continue operations. Our management estimates we will need approximately $10,000,000 in annual revenues to continue operations at our current operating level, without consideration given to investment in new sales and marketing channels. For the immediate future we plan to achieve this revenue target by ramping up fees earned from licensing imagery to media companies growing a network of global sales agents. There is no guarantee that we will generate sufficient revenues to continue operations. We expect to continue incurring significant operating losses for the near future. If we are not successful in achieving revenues required to continue operations at our current operating levels within three to four months, or obtaining additional financing, our operations will be significantly negatively impacted, and we will need to significantly scale back our operations or liquidate all or a portion of our collections.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2019.

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

Off Balance Sheet Arrangements

As of June 30, 2019, there were no off balance sheet arrangements.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Interim Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

ITEM 1A: RISK FACTORS

A description of the risk factors associated with our business is included in the Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on April 16, 2019, as updated by our subsequent filings under the Exchange Act. There have been no material changes to such risk factors as previously reported. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act.  The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933, as amended.

On June 4, 2019, the Company sold 407,500 shares of common stock for net proceeds of $1,291,285.

On April 22, 2019, the Company issued 5,000 shares of common stock for services with a fair value of $99,600.

On May 23, 2019, the Company issued 2,000 shares of common stock valued at $18,000 for the settlement of $8,000 in accrued liabilities.

On June 24, 2019, we granted, 12,500 options to purchase shares of our common stock with a 5-year term and an exercise price of $7.00 valued at $92,629 for services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Convertible Note and Warrant Financing

On August 8, 2019, the Board approved and authorized the Company to borrow up to an aggregate principal amount of One Million Dollars ($1,000,000.00) in the form of a Note and Warrant Purchase Agreement (the “Agreement”).

Pursuant to the Agreement, an investor shall purchase from the Company (i) a secured convertible promissory note for the principal amount set forth therein (the “Note”), and (ii) a warrant to purchase common stock of the Company equivalent to twenty-five percent (25%) of the principal amount of the Note purchased by the investor (the “Warrant”).

The Note bears interest at a rate of 12% per annum, and is secured by the Company’s assets. The Note matures on October 31, 2019. The principal and accrued interest therein is convertible at the option of the noteholder into the Company’s common stock at $6.00 per share, subject to certain price adjustments as set forth in the Note. The proceeds from the Note are to be used for general working capital purposes.

The Warrant allows the investor to purchase shares of common stock of the Company at $6.00 per share, subject to certain price adjustments as set forth in the Warrant, and shall be exercisable for a period of three (3) years from the anniversary of the grant date of such Warrant. Cashless exercise is available under the terms of the Warrant.

Forms of the Agreement, Note and Warrant are attached hereto as Exhibits 10.1, 10.2 and 10.3, respectively.

To date, $260,000 in Notes have been sold under this offering.

Extension of Maturity Date on Prior Secured Convertible Notes and Issuance of Related Warrants

On August 8, 2019, the Board approved the extension of certain existing secured convertible promissory notes (the “Prior Notes”) which had a maturity date of April 30, 2019 to October 31, 2019. In connection with such extension, the Board approved the issuance of warrants to such noteholders as consideration for agreeing to the extension (the “Extension Warrants”).

The Extension Warrants allow the existing noteholders to purchase shares of common stock of the Company equivalent to (i) twenty-five percent (25%) of the principal and accrued interest of the Prior Notes purchased by the noteholders, and (ii) shares of common stock currently held by such noteholders. The exercise price for the warrants is $9.00 per share, subject to certain price adjustments as set forth in the warrant agreement, and shall be exercisable for a period of three (3) years from the anniversary of the grant date of such warrants. The Extension Warrants are exercisable for cash and do not have a cashless exercise feature.

The form of Extension Warrant is attached hereto as Exhibit 10.4.

Appointment of Shamar Tobias as Interim CFO

On August 8, 2019, the Board appointed Shamar Tobias as the Company’s interim Chief Financial Officer to fill the vacancy left by Mr. Evan Bedell.

Mr. Tobias, age 36, had previously served as the Company’s Chief Financial Officer from November 2018 through April 2019. Mr. Tobias currently serves as the managing partner of Blue Chip Accounting, LLC, a certified public accounting and consulting firm located in Henderson, NV and has done so since 2013. In his role as managing partner, he served as a financial consultant for several companies in the public, private, and governmental sectors. Prior to founding Blue Chip Accounting, Mr. Tobias served as a consulting partner at a PCAOB registered accounting firm also located in Henderson, NV. Mr. Tobias earned a Bachelor of Science in Accounting and a Masters of Accountancy from the University of Nevada - Las Vegas and also holds a Certified Public Accountant designation in the State of Nevada.

Mr. Tobias does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

There were no arrangements or understandings between Mr. Tobias and any other persons pursuant to which he was selected as interim Chief Financial Officer.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1*	Form of Note and Warrant Purchase Agreement
10.2*	Form of Secured Convertible Note
10.3*	Form of Warrant
10.4*	Form of Extension Warrant
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document
101 SCH	XBRL Schema Document
101 CAL	XBRL Calculation Linkbase Document
101 LAB	XBRL Labels Linkbase Document
101 PRE	XBRL Presentation Linkbase Document
101 DEF	XBRL Definition Linkbase Document
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBE PHOTOS, INC.

Date: August 13, 2019	By: /s/ Stuart Scheinman Stuart Scheinman Title: Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2019

By: /s/Shamar Tobias Shamar Tobias Title: Interim Chief Financial Officer (Principal Financial and Accounting Officer)

