Form 10-Q
period 2019-09-30
Globe Photos, Inc.
filed 2019-11-14
CIK 1527844

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,588,679 shares of common stock as of November 8, 2019.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

These interim, unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2019, are not necessarily indicative of the results that can be expected for the full year.

GLOBE PHOTOS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018

Assets

Current Assets
Cash	$308,422	$304,267
Accounts receivable, net	254,435	559,255
Prepaid expenses	75,747	21,513
Total Current Assets	638,604	885,035

Right to use asset	134,295	–
Property and equipment, net	4,840,948	5,533,680
Security deposit	24,028	11,306
Intangible Assets, net	14,653,990	15,793,346

Total Assets	$20,291,865	$22,223,367

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$4,058,635	$2,462,563
Contingent purchase consideration	2,500,000	2,500,000
Payable to Photo file, Inc	631,634	686,943
Payable to Globe Photo, Inc.	10,000	10,000
Due to related parties	534,455	287,455
Lease liability	42,820	–
Notes payable - related parties	624,455	635,675
Notes payable, net of debt discount	255,000	185,000
Deferred revenue	50,000	–
Loans payable, net of unamortized discounts	370,147	481,784
Convertible Notes, net of debt discount and issuance costs	2,998,701	1,655,700
Total Current Liabilities	12,075,847	8,905,120

Contingent purchase consideration	3,779,000	3,779,000
Lease liability - long-term	115,617	–
Total Long-term Liabilities	3,894,617	3,779,000

Total Liabilities	15,970,464	12,684,120

Stockholders' Equity

Preferred stock, $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018.	–	–
Common stock par value $0.0001: 450,000,000 shares authorized; 8,588,679 and 8,161,679 issued and outstanding as of September 30, 2019 and December 31, 2018.	858	816
Additional paid in capital	19,275,640	10,145,902
Accumulated deficit	(18,045,098)	(4,016,630)
Stockholders' equity attributable to Globe Photos, Inc.	1,231,400	6,130,088
Non controlling interest	3,090,001	3,409,159
Stockholders' Equity	4,321,401	9,539,247

Total Liabilities and Stockholders' Equity	$20,291,865	$22,223,367

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBE PHOTOS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

License revenue	$117,683	$50,693	$315,181	$365,286
Image revenue	1,207,450	146,814	4,094,673	586,474
Total revenue	1,325,133	197,507	4,409,854	951,760

Cost of revenue	1,572,568	206,957	4,733,094	693,429

Gross margin (loss)	(247,435)	(9,450)	(323,240)	258,331

Operating expenses
Product development, sales and marketing	362,100	100,840	778,246	214,004
General and administrative	1,874,149	291,533	5,980,881	657,232
Depreciation and amortization	17,070	9,022	51,254	26,957

Total operating expenses	2,253,319	401,395	6,810,381	898,193

Loss from operations	(2,500,754)	(410,845)	(7,133,621)	(639,862)

Other income (expenses)

Loss of settlement of accrued liabilities	–	–	(10,000)	(208,322)
Interest expense	(2,431,707)	(564,041)	(4,943,822)	(728,120)
Loss on extinguishment of convertible notes	(2,239,041)	–	(2,239,041)	–
Change in fair value of derivative liabilities	–	–	–	9,195
Other income (expenses)	(4,670,748)	(564,041)	(7,192,863)	(927,247)

Net loss	$(7,171,502)	$(974,886)	$(14,326,484)	$(1,567,109)

Net loss attributable to non controlling interest	(138,189)	–	(319,158)	–

Net loss attributable to Globe Photos, Inc	$(7,033,313)	$(974,886)	$(14,007,326)	$(1,567,109)

Per-share data
Basic and diluted loss per share	$(0.82)	$(0.12)	$(1.68)	$(0.19)

Weighted average number of common shares outstanding	8,584,739	8,150,030	8,344,033	8,138,203

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBE PHOTOS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Stock	(deficit)	interest	Equity

Balance, December 31, 2017	8,139,263	$814	$4,155,986	$(88,000)	$(3,522,655)	$–	$546,145
Repurchase and cancellation of shares	(8,235)	(1)	(111,999)	88,000	–	–	(24,000)
Net income	–	–	–	–	71,006	–	71,006
Balance, March 31, 2018	8,131,028	$813	$4,043,987	$–	$(3,451,649)	$–	$593,151

Repurchase and cancellation of shares	(589)	–	(8,000)	–	–	–	(8,000)
Options issued for debt settlement and services	–	–	327,488	–	–	–	327,488
Net loss	–	–	–	–	(663,229)	–	(663,229)
Balance, June 30, 2018	8,130,439	$813	$4,363,475	$–	$(4,114,878)	$–	$249,410

Stock issued for cash	25,000	3	24,997	–	–	–	25,000
Beneficial conversion feature	–	–	2,309,800	–	–	–	2,309,800
Net loss	–	–	–	–	(974,886)	–	(974,886)
Balance, September 30, 2018	8,155,439	$816	$6,698,272	$–	$(5,089,764)	$–	$1,609,324

Balance, December 31, 2018	8,161,679	$816	$10,145,902	$–	$(4,016,630)	$3,409,159	$9,539,247

Prior period lease adjustment	–	–	–	–	(21,142)	–	(21,142)
Warrants issued for services	–	–	312,000	–	–	–	312,000
Stock option expense	–	–	297,800	–	–	–	297,800
Beneficial conversion feature	–	–	572,924	–	–	–	572,924
Net loss	–	–	–	–	(3,593,178)	(89,975)	(3,683,153)
Balance, March 31, 2019	8,161,679	$816	$11,328,626	$–	$(7,630,950)	$3,319,184	$7,017,676

Stock issued for cash	407,500	41	1,291,244	–	–	–	1,291,285
Shares issued for services	5,000	–	99,600	–	–	–	99,600
Shares issued for settlement of accrued liabilities	2,000	–	18,000	–	–	–	18,000
Stock option expense	–	–	464,858	–	–	–	464,858
Net loss	–	–	–	–	(3,380,835)	(90,994)	(3,471,829)
Balance, June 30, 2019	8,576,179	$857	$13,202,328	$–	$(11,011,785)	$3,228,190	$5,419,590

Shares issued for services	12,500	1	112,499	–	–	–	112,500
Stock option expense	–	–	201,510	–	–	–	201,510
Warrants issued for debt extinguishment	–	–	2,238,065	–	–	–	2,238,065
Warrants issued with debt and beneficial conversion feature	–	–	3,521,238	–	–	–	3,521,238
Net loss	–	–	–	–	(7,033,313)	(138,189)	(7,171,502)
Balance, September 30, 2019	8,588,679	$858	$19,275,640	$–	$(18,045,098)	$3,090,001	$4,321,401

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBE PHOTOS, INC.

Consolidated Statements of Cash Flows

	For the nine months ended
	September 30, 2019	September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,326,484)	$(1,567,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,001,158	342,200
Amortization of debt discount	4,550,066	517,075
Noncash operating lease expense	48,960	–
Stock option expense	964,168	14,999
Shares issued for services	212,100	–
Warrants issued for services	312,000	–
Warrants issued for debt extinguishment	2,238,065	–
Loss of settlement of accrued liabilities	10,000	208,322
Change in fair value of embedded derivative	–	(9,195)
Changes in operating assets and liabilities:
Accounts receivable	304,820	2,349
Prepaid expenses	(54,234)	(29,962)
Deposits	(12,722)	–
Deferred revenue	50,000	(232,228)
Repayment of lease liability	(45,960)	–
Accounts payable and accrued liabilities	1,589,072	218,567
Net Cash Used In Operating Activities	(2,158,991)	(534,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of archive images	(137,500)	(12,923)
Purchase of software	(31,570)	–
Deposit on acquisition	–	(865,000)
Payment of liability related to acquisition of Photo File, Inc.	(485,000)	–
Net Cash Used In Investing Activities	(654,070)	(877,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(22,464)	(5,303)
Proceeds from related party advances	–	140,342
Proceeds from notes payable	–	150,000
Repayment of note payable	(25,000)	(170,000)
Proceeds from note payable - related party	250,000	–
Repayment of note payable - related party	(11,220)	(29,320)
Proceeds from convertible notes payable, net	892,924	1,821,434
Proceeds from convertible notes payable, net – related party	–	500,000
Advances from related party	441,691	–
Proceeds from the sale of common stock	1,291,285	25,000
Purchase of treasury stock	–	(32,000)
Net Cash Provided By Financing Activities	2,817,216	2,400,153

Net Change in Cash	4,155	987,248

Cash - Beginning of Period	304,267	1,297

Cash - End of Period	$308,422	$988,545

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$11,879	$11,219

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount related to warrants issued with debt and beneficial conversion feature on convertible debt	$4,094,162	$2,309,800
Options issued to settle accrued liabilities	$8,000	$104,167
Purchase of third party notes by related party	$–	$212,500
Note payable issued to settle loan payable	$95,000	$–
Assets acquired under operating leases	$186,250	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements

Globe Photos, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

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

On July 20, 2019, we formed Globe Photos Retail, LLC a Nevada corporation for the primarily purpose of the marketing and selling authentic high-end luxury goods and elite vintage collectibles.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2019, the Company had $308,422 cash on hand. At September 30, 2019 the Company has an accumulated deficit of $18,045,098. For the nine months ended September 30, 2019, the Company had a net loss of $14,007,326 and cash used in operations of $2,158,991. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

September 30, 2019 and 2018

(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three and nine months ended September 30, 2019 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2018, as filed with the SEC.

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

The accompanying unaudited consolidated financial statements represent the results of operations, financial position and cash flows of the Company prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, and its 100% owned subsidiaries Capital Art, LLC, Globe Photos, LLC, Globe Photos Retail, LLC and Photo File, LLC. All inter-company balances and transactions have been eliminated.

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

September 30, 2019 and 2018

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

September 30, 2019 and 2018

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2019 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at September 30, 2019 and December 31, 2018.

4.	PHOTO FILE ASSET PURCHASE AGREEMENT

On October 11, 2018, the Company entered into a definitive Asset Purchase Agreement with Photo File, Inc., a New York corporation along with it related entity Sportphotos.com and Charles Singer, its CEO and principal shareholder (collectively, the “Seller”) wherein the Company acquired certain assets and assumed certain liabilities of the Seller in exchange for $2,000,000. In connection with the agreement, the Company paid $1,515,000 to the Seller as of December 31, 2018 toward the purchase price of the Asset Purchase Agreement. The final payment of $485,000 which was recorded as a payable to Photo File, Inc. as of December 31, 2018 in the consolidated balance sheet was paid during the nine month period end September 30, 2019. The Company has also recorded an additional liability due to the Seller related to a final working capital adjustment of the acquisition as of September 30, 2019 and December 31, 2018 in the amount of $631,634 and $201,943, respectively.

As additional consideration the seller also received the following:

•	A royalty to Seller that commences upon the initial $6,000,000 in sales from the Nevada subsidiary, with a fair value of $4,279,000.

•	10% interest in the Nevada subsidiary that we have formed to house the assets

Additionally, the seller will endeavor to sell its Vintage Photographic Collection over time after Closing. If at the completion of the sale of the Vintage Photographic Collection, proceeds from net sales but before any expenses other than commissions are less than $2,000,000, the Company will pay the difference between the proceeds and $2,000,000 within 30 days. Any proceeds above $2,000,000 will be divided equally between Seller and the Company with the Seller remitting 50% of the net proceeds after expenses of those sales within 30 days of their receipt. As of December 31, 2018, the Company has recorded the entire $2,000,000 as a contingent purchase consideration. This remains outstanding as of September 30, 2019.

The transaction was deemed to be an acquisition of a business and was accounted for under the acquisition method of accounting in accordance with the guidance in ASC 805 - “Business Combinations”.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

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

Globe Photos, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

Pro Forma

The following table below shows the unaudited pro-forma information which assumes that the acquisition had been completed as of January 1, 2018.

For the three months ended
September 30, 2018

Total revenue	$1,394,402
Cost of revenue	742,283
Gross margin	652,119
Total operating expenses	(1,740,994)
Other income (expenses)	(570,728)
Net loss	$(1,659,603)

For the nine months ended
September 30, 2018

Total revenue	$6,097,190
Cost of revenue	3,169,817
Gross margin	2,927,373
Total operating expenses	(4,227,788)
Other income (expenses)	(950,937)
Net loss	$(2,251,352)

Globe Photos, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

5.	PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,	Estimated
	2019	2018	Useful Lives

Frank Worth Collection	$2,770,000	$2,770,000	10 years
Other archival images	4,714,268	4,576,768	5 - 10 years
Leasehold improvements	12,446	12,446	7 years
Computer and other equipment	72,687	72,687	3 - 5 years
Furniture and fixtures	83,666	83,666	7 years
	7,653,067	7,515,567
Less accumulated deprecation	(2,812,119)	(1,981,887)
Total property and equipment, net	$4,840,948	$5,533,680

Depreciation expense was $830,232 and $309,575 for the nine months ended September 30, 2019 and 2018, respectively, of which $830,932 and $282,618 are reported in cost of revenue, respectively.

6.	INTANGIBLE ASSETS, NET

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net book value	Gross Carrying Amount	Accumulated Amortization	Net book value

Intangible assets with determinable lives:

Content provider and photographic agreements	$400,000	$170,000	$230,000	$400,000	$140,000	$260,000
Copyrights	35,000	14,876	20,124	35,000	12,250	22,750
Internal use software	58,666	8,800	49,866	27,096	–	27,096
Copyrighted Image Library	4,100,000	410,000	3,690,000	4,100,000	102,500	3,997,500
Non-Compete and Non-Solicitation Covenants	90,000	30,000	60,000	90,000	7,500	82,500
Trade name	340,000	–	340,000	340,000	–	340,000
License agreements	9,000,000	600,000	8,400,000	9,000,000	150,000	8,850,000
Customer relationships	2,330,000	466,000	1,864,000	2,330,000	116,500	2,213,500
Total	$16,353,666	$1,699,676	$14,653,990	$16,322,096	$528,750	$15,793,346

Total amortization expense for the nine months ended September 30, 2019 and 2018 was $1,170,926 and $32,625 respectively and is included in cost of revenue in the consolidated statements of operations. Estimated amortization expense over the next five years is $1,561,233 per year.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

7.	NOTES PAYABLE

On April 1, 2016, the Company entered into an unsecured promissory note agreement with unrelated parties for working capital purposes for total proceeds of $25,000. The promissory notes matured on December 1, 2017 and on March 30, 2018 was extended through June 30, 2018 and on June 30, 2018 was further extended to December 31, 2018, and on December 31, 2018, the note was further extended to September 30, 2019, and was paid in full during the three months ended September 30, 2019.

On December 20, 2017, the Company entered into an on demand unsecured note with an unrelated party for working capital purposes for total proceeds of $10,000. As of September 30, 2019, the note was still outstanding.

On April 13, 2018, the Company entered into an unsecured promissory note agreement with an unrelated party for total proceeds of $150,000 of which is still outstanding as of September 30, 2019. The note is due upon demand and carried an interest rate of 15% and is guaranteed by a shareholder and director of the Company. Accrued interest payable due under the unsecured note agreement was $22,500 and $22,500 as of September 30, 2019 and December 31, 2018, respectively.

On July 23, 2019, the Company entered into an unsecured promissory note agreement with an unrelated party $95,000 for the repurchase of a royalty interest (See Note 10). The note matured on September 30, 2019, is currently past due and accrues interest at a rate of 10% upon default.

Accrued interest payable due under the unsecured note agreement was $875 as of September 30, 2019.

The Company evaluated the modification of the notes resulting from the extensions in maturity dates under ASC 470-50 and determined that the modifications were not considered substantial and would not qualify for extinguishment accounting under such guidance.

8.	CONVERTIBLE NOTES

From July 2018 to December 31, 2018, we issued secured convertible promissory notes in the aggregate principal amount of $2,782,050 to several accredited investors through a private placement. This includes the convertible note of $50,000 issued to settle an existing account payable. During the nine months ended September 30, 2019, we issued an additional $651,050 notes under the same private placement.

The convertible notes bear interest at a rate of 10% per annum, matured on April 30, 2019, are payable within ten days of written notice, and are secured by certain archival images owned by the Company. The maturity date of the convertible notes were extended to October 31, 2019, as disclosed below. The notes and accrued interest are convertible at the option of the noteholder into our common stock at $4.00 per share but will mandatorily convert to common stock at the same price upon an up list to a national exchange and will have piggyback registration rights to register the shares of common stock underlying the conversion of the notes.

The Company evaluated the convertible debentures under ASC 470-20 and recognized a debt discount of $3,029,628 related to the beneficial conversion feature (“BCF”), of which $572,924 was recorded during the nine months ended September 30, 2019, with a corresponding credit to additional paid-in capital. The debt discount is being accreted to interest expense over the term of the notes.

As part of the private placement, the Company paid a consultant financing fees equivalent to 12% of the gross proceeds received from the issuance of convertible notes or $403,472, of which $78,126 was recorded during the nine months ended September 30, 2019 and was recorded as a debt discount and accreted to interest expense over the term of the notes.

During the three months ended September 30, 2019, the Company granted 295,051 3-year warrants with exercise prices of $9.00 valued at $2,238,065 to the noteholders to extend the maturity date of the notes through October 31, 2019. The Company evaluated the adjustment of the maturity and consideration given under ASC 470, and determined that the modification was substantial and should be accounted for as a debt extinguishment. The Company recorded a loss on extinguishment of debt of $2,238,065 related to difference between the reacquisition price of the debt and the carrying value of the debt. Additionally, the Company evaluated the conversion feature associated with the new debt and recorded a beneficial conversion feature amounting to $3,258,100 with a corresponding credit to additional paid-in capital.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

During the nine months ended September 30, 2019 and 2018, the Company recorded interest expense of $4,390,724 and $452,261 of which $4,373,474 and $419,359 was related to the accretion of the debt discount and financing cost, respectively. As of September 30, 2019, the convertible notes are shown net of unamortized debt discount and financing cost of $1,160,932.

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

During the nine months ended September 30, 2019, the Company recorded interest expense of $270,860 related to this note, of which $233,463 was related to the accretion of the debt discount. As of September 30, 2019, the convertible note is shown net of unamortized discount of $0.

During the three months ended September 30, 2019, we issued secured convertible promissory notes (“Note”) in the aggregate principal amount of $320,000 to several accredited investors through a private placement.

The Note bears interest at a rate of 12% per annum, and is secured by the Company’s assets. The Note matures on October 31, 2019, are payable within ten days of written notice. The principal and accrued interest therein is convertible at the option of the noteholder into the Company’s common stock at $6.00 per share, subject to certain price adjustments as set forth in the Note. Additionally, the noteholders received a warrant to purchase common stock of the Company equivalent to twenty-five percent (25%) of the convertible number of shares of common stock the noteholder is entitled to under the note, which amounted to 13,333 warrants during the three months ended September 30, 2019.

The Warrant allows the investor to purchase shares of common stock of the Company at $6.00 per share, subject to certain price adjustments as set forth in the warrant and shall be exercisable for a period of three (3) years from the anniversary of the grant date of such warrant. Cashless exercise is available under the terms of the warrant.

The Company evaluated the convertible notes and warrants under ASC 470-20 and recognized a debt discount of $263,138 related to the beneficial conversion feature and the relative fair value of the warrants issued with the convertible notes with a corresponding credit to additional paid-in capital. The debt discount is being accreted to interest expense over the term of the note.

During the nine months ended September 30, 2019, the Company recorded interest expense of $175,611, related to the notes, of which $168,722 was related to the accretion of the debt discount. As of September 30, 2019, the convertible note is shown net of unamortized discount of $94,416.

9.	RELATED PARTY TRANSACTIONS

Notes payable to related parties

In December 2015, the Company entered into a secured promissory note agreement with an unrelated party for working capital purposes for total proceeds of $120,000. The note bears interest at the rate of 10% per annum and is payable on the 1st day of each month commencing in February 2016. On February 15, 2016, the Company entered into an additional promissory note agreement with the same unrelated party for additional proceeds of $62,500 and under the same terms as the first note. As of September 30, 2019, and December 31, 2018, a balance of $162,500 on these two notes remains outstanding. Both notes are secured by certain inventory and archival images of the Company in the amount of up to $200,000. Accrued interest payable due under the unsecured note agreement was $62,849 and $34,412 as of September 30, 2019 and December 31, 2018, respectively. The notes matured on December 31, 2017; however, on January 22, 2018, the outstanding balance on the notes was purchased by a related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. All the accrued interest through December 31, 2017, was still due to the original noteholder.

On April 5, 2016, the Company entered into an unsecured promissory note agreement with unrelated parties for working capital purposes for total proceeds of $50,000. The promissory notes matured in December 2017 and bear interest at the rate of 6% per annum. However, on January 22, 2018, the outstanding balance on the notes was purchased by a related party and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Accrued interest payable due under the unsecured note agreement was $10,395 and $8,277 as of September 30, 2019 and December 31, 2018, respectively. All the accrued interest through December 31, 2017, was still due to the original noteholder.

On August 1, 2013 the Company entered into an unsecured promissory note agreement with a related party Dino Satallante for $100,000. The loan bears interest at the rate of 5% per annum. During the nine months ended September 30, 2019, the Company made payment of $11,220. As of September 30, 2019, and December 31, 2018, $34,955 and $46,175 was outstanding under the unsecured promissory note agreement, respectively. Interest expense for the nine months ended September 30, 2019 and 2018 was $1,452 and $1,872 respectively. The loan matured on July 14, 2014 and was extended to July 31, 2016. Effective March 30, 2018, the note agreement was extended to June 30, 2018 and on June 30, 2018, the note was further extended to December 31, 2018 and on February 11, 2019 the note was further extended to December 31, 2019.

On September 11, 2014, the Company entered into an unsecured promissory note agreement for $20,500 with Dino Satallante, a beneficial interest shareholder which bear interest at a rate of 6% per annum. Total interest expense in connection with the secured promissory note agreement for the nine months ended September 30, 2019 and 2018 is $923 and $941, respectively. The loan matured on September 10, 2015 and has been extended multiple times up to December 31, 2018. On February 11, 2019, the note was further extended to December 31, 2019.

Effective July 21, 2015, the Company entered into a promissory note agreement with a related party Dino Satallante, a beneficial interest shareholder of the Company, for total proceeds of $160,000. The Company utilized $80,000 of the proceeds for payments due in connection with the Globe Photo assets acquired. The remainder of the proceeds were used for working capital purposes. The note matured on July 20, 2016, with monthly interest only payments commencing July 22, 2015. Interest accrues at the rate of 12% per annum. The note is secured by the Globe Photo Assets. Total interest expense in connection with the secured promissory note agreement for the nine months ended September 30, 2019 and 2018 is $14,400. Effective March 30, 2018 the note was extended to June 30, 2018, and on June 30, 2018, the note was further extended to December 31, 2018, and on February 11, 2019 the note was further extended to December 31, 2019.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

On April 4, 2016 the Company entered into a secured promissory note agreement with Premier Collectibles, a beneficial interest shareholder for total proceeds of $65,000 to be used for acquisition of archive agreement. The promissory note bears interest at the rate of 8% per annum, is secured by the archive collection which the proceeds were used and matured on April 1, 2017. On March 30, 2018, the note was extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense on the note was 3,900 each of the nine months ended September 30, 2019 and 2018, respectively.

On April 15, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matured on December 15, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $2,250 for each of the nine months ended September 30, 2019 and 2018, respectively. All the accrued interest through December 31, 2017, was still due to the original noteholder.

On October 3, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $50,000. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $2,250 for each of the nine months ended September 30, 2019 and 2018, respectively.

On December 2, 2016, the Company entered into an unsecured promissory note agreement with Sean Goodchild, a beneficial interest shareholder, for total proceeds of $31,500. The promissory note bears interest at the rate of 6% per annum and matured on December 31, 2017, however, on January 22, 2018, the outstanding balance on the notes was purchased by another related party (ICONZ Art, LLC, beneficial interest shareholder) and the notes were extended to June 30, 2018 and on June 30, 2018 was extended indefinitely and will now be considered due on demand. Interest expense was $1,418 for each of the nine months ended September 30, 2019 and 2018, respectively.

The Company evaluated the modification of the notes resulting from the extensions in maturity dates under ASC 470-50 and determined that the modifications were not considered substantial and would not qualify for extinguishment accounting under such guidance.

Due to Related Parties

The following table summarizes amounts due to related parties for advances and expenses paid for on the behalf of the Company as of September 30, 2019 and December 31, 2018. The amounts due are non-interest bearing and due upon demand. These amounts have been included in the consolidated balance sheets as current liabilities due to related parties, respectively.

	September 30,	December 31,
	2019	2018

Due to related parties:
ICONZ Art, LLC, beneficial interest shareholder	$256,423	$259,423
MSN Holding Co., beneficial interest shareholder	12,947	12,947
Premier Collectibles, beneficial interest shareholder	15,085	15,085
Dino Satallante, beneficial interest shareholder	250,000	–
Total due to related parties	$534,455	$287,455

Globe Photos, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

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

Accordingly, the Company has estimated the cash flows associated with the images and determined a discount of $151,316 which is being accounted as interest expense over a 10-year estimated life of the asset based on expected future revenue streams. On July 23, 2019, The Company repurchased the 50% royalty rights sold in one of the agreements above for $115,000. The Company made a payment of $20,000 and issued a $95,000 note that matured on September 30, 2019. The note accrues interest at a rate of 10% upon default.

For the nine months ended September 30, 2019 and 2018, interest expense related to these loans amounted to $30,362 and $10,167, respectively, which has been included in interest expense and a corresponding increase in loans payable. During the nine months ended September 30, 2019 and 2018, the Company made payments of $22,464 and $5,303 to the loan holders, respectively. As of September 30, 2019, loan payable net of unamortized debt discount amounted to $170,147.

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

The Company accounted for the above transaction as debt and recognized the amount received as a loan payable. As of September 30, 2019, other debt, net of unamortized debt discount amounted to $200,000.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

License Agreements

Effective June 1, 2016 the Company entered into three separate non-exclusive license agreements use of licensed images and trademarks through December 31, 2019. Under the terms of the agreements, the Company is required to pay royalties of 10% on net sales. The agreements call for combined annual guaranteed minimum royalties per year of $150,000 based on combined minimum sales of $1,500,000 per year. As of September 30, 2019, the Company has paid $63,750 toward the guaranteed royalties associated with these agreements.

With the acquisition of the assets of Photo File, Inc we acquired multiple license agreement with royalty rates rating between 6 – 16% and terms extending through December 31, 2021. As of September 30, 2019, the Company has incurred $997,221 in royalty expenses associated with these agreements which has been included in cost of sales.

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

On September 6, 2012 the Company entered into a 25-month operating lease agreement for approximately 4,606 square foot warehouse and office facilities located in Las Vegas, NV. Monthly base rent due under the agreement is $3,270, plus common area maintenance fees. The agreement calls for 3% annual increase in base rental payments. On October 10, 2014, the Company entered into a First Amendment to Lease agreement extending the lease term for 60-months, beginning November 1, 2014. All other terms of the agreement remain unchanged. On February 19, 2019 the Company extended the operating lease agreement for the lease originally entered into September 6, 2012 for an additional 24 months. During the nine months ended September 30, 2019, the Company recorded noncash lease expense associated with the right of use asset of $20,254 and made payment on the lease liability of $26,035.

On February 26, 2019 the Company entered into a 24-month operating lease agreement for approximately 4,672 square foot warehouse and office facilities located in Las Vegas, NV. Monthly base rent due under the agreement is $4,437, plus common area maintenance fees. The agreement calls for 3% annual increase in base rental payments. The Company determined this lease to be an operating lease and recorded a right-of-use asset and lease liability during the nine month period ended September 30, 2019 of $98,420 for this new lease. During the nine months ended September 30, 2019, the Company recorded noncash lease expense associated with the right to use asset of $28,706 and made payments on the lease liability of $19,925.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

Undiscounted Cash Flows

As of September 30, 2019, the right of use asset and lease liability were shown on the consolidated balance sheet at $134,295 and $158,437, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of September 30, 2019:

Amounts due as of September 30, 2019	Operating Leases

2019	$28,520
2020	100,088
2021	43,234
Total minimum lease payments	$171,842
Less: effect of discounting	(13,405)
Present value of future minimum lease payments	$158,437
Less: current obligations under leases	(42,820)
Long-term lease obligations	$115,617

The Company also leases various corporate housing from unrelated third parties for terms that range from month-to-month to one year. The Company also rents office space on a month-to-month basis in New York at rate of $850 per month.

As part of our acquisition of Photo File, while we did not assume the lease we assumed its existing lease payments as follows: we will pay 100% of the lease payments through December 31, 2018, and after December 31, 2018 we will pay 50% of the lease until the end of the lease term or until the lease may be terminated. The Company paid $530,816 in rent related to the lease for the nine months ended September 30, 2019.

Total rent expense for the nine months ended September 30, 2019 and 2018 was $557,390 and $40,930, respectively, in connection with short term operating lease agreements.

11.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, and conversion rights. As of September 30, 2019, there were no shares of Preferred Stock issued and outstanding.

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

Globe Photos, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

The Company is authorized to issue up to 450,000,000 shares of common stock with a par value of $0.0001. As of September 30, 2019, and December 31, 2018, there were 8,588,679 and 8,161,679 shares of common stock (post-split) issued and outstanding, respectively.

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

On July 29, 2019, the Company issued 12,500 shares of common stock valued at $112,500 for services.

STOCK WARRANTS

On January 30, 2019, we granted 20,000 5-year warrants with exercise prices of $4.00 valued at $312,000 for services. The warrants above were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $15.60; b) risk-free rate of 2.49%; c) volatility factor of 242%; d) dividend yield of 0%.

During the three months ended September 30, 2019, we granted 295,051 3-year warrants with exercise prices of $9.00 valued at $2,238,065 to our convertible noteholders as consideration to extend the maturity date of our debt. The warrants above were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $8.00; b) risk-free rate of 1.49%-1.55%; c) volatility factor of 244-249%; d) dividend yield of 0%.

During the three months ended September 30, 2019, we granted 13,333 3-year warrants with exercise prices of $6.00 valued at $103,553, in connections with convertible notes issued during the period. The warrants above were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $8.00; b) risk-free rate of 1.44%-1.89%; c) volatility factor of 245.00%; d) dividend yield of 0%.

The following is a summary of stock warrant activity during the nine months ended September 30, 2019.

	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2018	162,500	$4.00
Warrants granted and assumed	328,384	$8.57
Warrants expired	–	–
Warrants canceled	–	–
Warrants exercised	–	–
Balance outstanding, September 30, 2019	490,884	$6.93
Balance exercisable, September 30, 2019	490,884	$6.93

As of September 30, 2019, the outstanding warrants have a weighted average remaining term of was 2.41 years and an intrinsic value of $756,670.

Globe Photos, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

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

On August 14, 2019, we granted, 225,000 unvested 10-year options with an exercise price of $8.00 valued at $1,800,000 for services. The options above were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $8.00; b) risk-free rate of 1.59%; c) volatility factor of 393.00%; d) dividend yield of 0%. The options vest as follows:

100,000 options which shall vest and become exercisable on the earlier of (1) the first anniversary of the effective date of the Prior Agreement, or (2) the consummation of an underwritten public offering and listing with Nasdaq;

 125,000 options of which vest in $12,500 increments beginning the first fiscal quarter in which the Company’s trailing twelve month revenues exceed $10,000,000 and completely vest when trailing twelve month revenues exceed $30,000,000.

During the three months ended September 30, 2019, we granted, 8,750 10-year options with an exercise price of $2.00 valued at $87,850 for services. The options above were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $10.04; b) risk-free rate of 2.52%; c) volatility factor of 307.59%; d) dividend yield of 0%.  The options vest in 20,000 share increments through April 1, 2021 and the Company has recognized option expense of $52,609 for these options for the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, the Company recognized stock option expense of $818,930 for options granted in the prior year.

The following is a summary of stock option activity during the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2018	500,833	$2.80
Options granted and assumed	246,250	$7.74
Options expired	–	–
Options canceled	–	–
Options exercised	–	–
Balance outstanding, September 30, 2019	747,083	$4.52
Balance exercisable, September 30, 2019	495,083	$2.97

As of September 30, 2019, the outstanding options have a weighted average remaining term of was 6.97 years and an intrinsic value of $2,589,833.

12.	SUBSEQUENT EVENTS

On October 2, 2019, the Company issued an unsecured convertible promissory note for $220,000, consisting of net proceeds of $200,000 and an original issue discount of $20,000. The promissory note bears interest at the rate of 12% per annum and matures on December 31, 2019 and is convertible at the sole option of the noteholder at a price of 80% of the price per share of Company’s pending public offering. Additionally, the noteholder received a three year warrant exercisable at the conversion price of the note to purchase common stock of the Company equivalent to one hundred percent (100%) of the convertible number of shares of common stock the noteholder is entitled to under the note.

On October 10, 2019, the Company issued an unsecured convertible promissory note for $440,000, consisting of net proceeds of $400,000 and an original issue discount of $40,000. The promissory note bears interest at the rate of 12% per annum and matures on December 31, 2019 and is convertible at the sole option of the noteholder at a price of 80% of the price per share of Company’s pending public offering. Additionally, the noteholder received a three year warrant exercisable at the conversion price of the note to purchase common stock of the Company equivalent to one hundred percent (100%) of the convertible number of shares of common stock the noteholder is entitled to under the note but not less than 79,200 warrants.

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

Overview

The Company was originally incorporated on September 20, 2004, in the State of Delaware under the name “Blog8.” Since incorporation, we have changed our name a number of times, having been named “Securiteyes,” “Medify Solutions Limited,” “Petel Incorporated” and “Gleeworks, Inc.” and “Capital Art, Inc.” On June 6, 2018, we filed a Certificate of Merger with the Secretary of State of Delaware in order to effectuate a merger with our wholly-owned subsidiary, Globe Photos, Inc. As part of the merger, our board of directors authorized a change in our name from “Capital Art, Inc.” to “Globe Photos, Inc.” and our Certificate of Incorporation has been amended to reflect this name change.

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

More recently we have been focused on acquiring assets that would provide us the ability to sell and merchandise licensed sports photography, as well as an operational platform for monetizing the photographic assets and associated memorabilia that we have acquired. This effort culminated on October 11, 2018, with the acquisition of substantially all of the assets of Photo File, Inc. (“Photo File”), a 30-year-old New York-based licensed sports photography company with more than 50 employees engaged in the licensing, production, marketing and sales of sports imagery and related collectibles.

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

On October 11, 2018, the Company entered into a definitive Asset Purchase Agreement with Photo File, Inc., a New York corporation along with it related entity Sportophotos.com and Charles Singer, its CEO and principal shareholder (collectively, the “Seller”) wherein the Company acquired certain assets and assumed certain liabilities of the Seller in exchange for $2,000,000. In connection with the agreement, the Company paid $2,000,000 to the Seller as of September 30, 2019, toward the purchase price of the Asset Purchase Agreement. The final payment of $485,000 was paid during the nine months ended September 30, 2019.

As additional consideration the seller also received the following:

•	A royalty to Seller that commences upon the initial $6,000,000 in sales from the Nevada subsidiary, with a fair value of $4,279,000.

•	10% interest in the Nevada subsidiary that we have formed to house the assets

Additionally, the seller has the endeavor to sell its Vintage Photographic Collection over time after Closing. If at the completion of the sale of the Vintage Photographic Collection, proceeds from net sales but before any expenses other than commissions are less than $2,000,000, the Company will pay the difference between the proceeds and $2,000,000 within 30 days. Any proceeds above $2,000,000 will be divided equally between Seller and the Company with the Seller will remitting 50% of the net proceeds after expenses of those sales within 30 days of their receipt. As of December 31, 2018, the Company recorded the entire $2,000,000 as a contingent purchase consideration. As of September 30, 2019, the $2,000,000 remains on the books as a contingent purchase consideration.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended September 30, 2019, was $1,325,133, compared with $197,507 for the three months ended September 30, 2018. Our total revenue reported for the nine months ended September 30, 2019, was $4,409,854, compared with $951,760 for the nine months ended September 30, 2018.

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

Cost of Revenues

Our cost of revenues consists primarily of royalties, depreciation, and amortization expense. For the three months ended September 30, 2019, cost of revenues increased to $1,572,568, compared with $206,957 for the three months ended September 30, 2018. For the nine months ended September 30, 2019, cost of revenues increased to $4,733,094, compared with $693,429 for the nine months ended September 30, 2018. The change is primarily a result additional royalty and production cost associated with our acquisition of the assets of Photo File.

Operating Expenses

Operating expenses increased to $2,253,319 for the three months ended September 30, 2019, from $401,395 for the three months ended September 30, 2018. Operating expenses increased to $6,810,381 for the nine months ended September 30, 2019, from $898,193 for the nine months ended September 30, 2018.

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Product development, sales and marketing	$362,100	$100,840	$778,246	$214,004
General and administrative	1,874,149	291,533	5,980,881	657,232
Depreciation and amortization	17,070	9,022	51,254	26,957

Total operating expenses	$2,253,319	$401,395	$6,810,381	$898,193

The main reason for the overall increase in operating expenses for the quarter ended September 30, 2019, was an increase in general and administrative expenses associated with the purchase of the Photo File assets.

Product development, sales and marketing expenses increased by $261,260 and $564,242 for the three and nine months ended September 30, 2019, respectively, as a result of the purchase of the Photo file assets. Product development, sales and marketing expenses primarily consists of website development costs, sales- and marketing-related salaries, as well as other expenses associated with marketing. We continue to utilize our working capital resources in sales and marketing in order to increase the distribution and demand for our products and to add content to our product lines along with adding additional channels of distribution.

General and administrative costs increased by $1,582,616 and $5,323,649 for the three and nine months ended September 30, 2019, respectively, primarily associated with an increase in stock-based compensation and additional insurance and salary expenses associated with the acquisition of Photo File.

Total depreciation expense increased by $8,048 and $24,297 for the three and nine months ended September 30, 2019. The increase is the result of additional assets being depreciated during the current compared to the previous three and nine month periods ended September 30, 2018.

Other Expenses/Other Income

We had other expenses of $4,670,748 and $7,192,863 for the three and nine months ended September 30, 2019, respectively, as compared to $564,041 and $927,247 for the same period ended 2018. The increase in other expenses is a result increased interest expense and the amortization of debt discount and financing fees associated our debt offering. The Company also recognized a loss on debt extinguishment in the amount of $2,239,041 during the three months ended September 30, 2019.

Net Loss

We finished the three and nine months ended September 30, 2019, with a net loss of $7,033,313 and $14,007,326, respectively, as compared to net losses of $974,886 and $1,567,109 during the same three and nine month periods ended 2018. The increases in net loss from the prior year are primarily a result of the increased interest expense, stock-based compensation, and a one-time loss on debt extinguishment incurred during 2019.

Liquidity and Capital Resources

As of September 30, 2019, we had total current assets of $638,604 and current liabilities of $12,075,847, resulting in a working capital deficit of $11,437,243. This compares with the working capital deficit of $8,020,085 at December 31, 2018. This increase in working capital deficit, as discussed in more detail below, is primarily the result of increased current debt resulting from our convertible note offering.

Our operating activities used $2,158,991 during the nine months ended September 30, 2019, as compared with $534,982 used in operating activities in the nine months ended September 30, 2018. Our negative operating cash flow in 2019 was largely the result of our net loss for the period.

Investing activities used $654,070 in the nine months ended September 30, 2019, compared with $877,923 in the nine months ended September 30, 2018. Our negative investing cash flow in 2019 is largely the result of the purchase of image archives and internal use software and payment for the Photo file assets.

Financing activities provided $2,817,216 in the nine months ended September 30, 2019, compared with $2,400,153 provided in the nine months ended September 30, 2018. Our positive financing cash flow in 2019 was largely the result of our offering and sale of convertible notes and net proceeds from the sale of common stock.

There is no guarantee we will generate sufficient revenues to continue operations. Our management estimates we will need approximately $10,000,000 in annual revenues to continue operations at our current operating level, without consideration given to investment in new sales and marketing channels. For the immediate future, we plan to achieve this revenue target by ramping up fees earned from licensing imagery to media companies growing a network of global sales agents. There is no guarantee that we will generate sufficient revenues to continue operations. We expect to continue incurring significant operating losses for the near future. If we are not successful in achieving revenues required to continue operations at our current operating levels within three to four months, or obtaining additional financing, our operations will be significantly negatively impacted, and we will need to significantly scale back our operations or liquidate all or a portion of our collections.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2019.

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

Off Balance Sheet Arrangements

As of September 30, 2019, there were no off balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Interim Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2019, and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on April 16, 2019, as updated by our subsequent filings under the Exchange Act. There have been no material changes to such risk factors as previously reported. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act.  The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 4, 2019, the Company sold 407,500 shares of common stock for net proceeds of $1,291,285.

On July 29, 2019, the Company issued 12,500 shares of common stock valued at $112,500 for services.

During the three months ended September 30, 2019, we granted 295,051 3-year warrants with exercise prices of $9.00 valued at $2,238,065 to our convertible noteholders as consideration to extend the maturity date of our debt. The warrants above were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $7.00 -$8.00; b) risk-free rate of 1.44 1.55%; c) volatility factor of 680.96%; d) dividend yield of 0%.

During the three months ended September 30, 2019, we granted 13,333 3-year warrants with exercise prices of $6.00 valued at $103,533 in connections with convertible notes issued during the period. The warrants above were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $8.00; b) risk-free rate of 1.44 1.89%; c) volatility factor of 680.96%; d) dividend yield of 0%.

On August 14, 2019, we granted, 225,000 unvested 10-year options with an exercise price of $8.00 valued at $1,800,000 for services. The options above were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $8.00; b) risk-free rate of 1.59%; c) volatility factor of 393.00%; d) dividend yield of 0%.

During the three months ended September 30, 2019, we granted, 8,750 10-year options with an exercise price of $2.00 valued at $87,850 for services. The options above were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $10.04; b) risk-free rate of 2.52%; c) volatility factor of 307.59%; d) dividend yield of 0%.

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

GLOBE PHOTOS, INC.

Date: November 14, 2019	By: /s/ Stuart Scheinman Stuart Scheinman Title: Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019

By: /s/ Max Scheder-Bieschin Max Scheder-Bieschin Title: Chief Financial Officer (Principal Financial and Accounting Officer)

